Form 10-Q
period 2021-03-31
Hamilton Lane Alliance Holdings I, Inc.
filed 2021-05-21
CIK 1826814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

HAMILTON LANE ALLIANCE HOLDINGS I, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-39884	85-3019776
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1 Presidential Blvd., Floor 4
Bala Cynwyd, PA 19004
(Address of principal executive offices)

(610) 934-2222
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	HLAHU	The Nasdaq Stock Market LLC
Redeemable common stock as part of the units	HLAH	The Nasdaq Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	HLAHW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of May 21, 2021, 27,600,000 Class A common stock, par value $0.0001 per share, and 4,870,588 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$311,132	$200,526
Prepaid expenses	1,213,849	—
Total current assets	1,524,981	200,526

Investments held in Trust Account	276,002,949	—
Deferred offering costs associated with the initial public offering	—	468,114
Total assets	$277,527,930	$668,640

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$157,675	$14,324
Accrued expenses	70,000	331,172
Franchise tax payable	53,821	4,506
Note payable - related party	300,000	300,000
Total current liabilities	581,496	650,002
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	9,807,200	—
Total liabilities	20,048,696	650,002

Commitments & Contingencies (Note 6)

Class A common stock, $0.0001 par value; 25,247,923 and 0 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	252,479,230	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 2,352,077 and 0 shares issued and outstanding (excluding 25,247,923 and 0 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	235	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 4,870,588 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (1)	487	487
Additional paid-in capital	3,563,022	24,513
Retained earnings (accumulated deficit)	1,436,260	(6,362)
Total stockholders' equity	5,000,004	18,638
Total Liabilities and Stockholders' Equity	$277,527,930	$668,640

(1)   This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$325,726
Franchise tax expenses	49,315
Loss from operations	(375,041)

Other income (expense)
Change in fair value of derivative warrant liabilities	2,274,133
Financing costs associated with issuance of warrants	(459,419)
Income from investments held in Trust Account	2,949
Total other income	1,817,663
Net income	$1,442,622

Weighted average shares outstanding of Class A common stock, basic and diluted	27,600,000
Basic and diluted net income per share, Class A	$—

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	3,004,444
Basic and diluted net income per share, Class B	$0.48

(1)   This number excludes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained Earnings	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	(Accumulated Deficit)	Equity
Balance — December 31, 2020	—	$—	4,870,588	$487	$24,513	$(6,362)	$18,638
Sale of units in initial public offering, Net	27,600,000	2,760	—	—	268,177,240	—	268,180,000
Offering costs	—	—	—	—	(15,420,693)	—	(15,420,693)
Excess cash paid over fair value of private placement warrants	—	—	—	—	3,258,667	—	3,258,667
Class A common stock subject to possible redemption	(25,247,923)	(2,525)	—	—	(252,476,705)	—	(252,479,230)
Net income	—	—	—	—	—	1,442,622	1,442,622
Balance — March 31, 2021	2,352,077	$235	4,870,588	$487	$3,563,022	$1,436,260	$5,000,004

(1)   This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$1,442,622
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,274,133)
Financing costs associated with issuance of warrants	459,419
Income from investments held in Trust Account	(2,949)
Changes in operating assets and liabilities:
Prepaid expenses	(1,213,849)
Franchise tax payable	49,315
Accounts payable	157,675
Net cash used in operating activities	(1,381,900)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Payment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	276,000,000
Proceeds received from private placement	7,520,000
Offering costs paid	(6,027,494)
Net cash provided by financing activities	277,492,506

Net change in cash	110,606

Cash - beginning of the period	200,526
Cash - end of the period	$311,132

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$9,660,000
Initial value of Class A common stock subject to possible redemption	$250,569,470
Change in value of Class A common stock subject to possible redemption	$1,909,760
Derivative warrant liabilities in connection with initial public offering and private placement	$12,081,333

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the three months ended March 31, 2021 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust after its initial public offering and private placement described below.

The Company’s Sponsor is HL Alliance Holdings Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering (IPO) was declared effective on January 12, 2021. On January 15, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units (the “Units” and, with respect to the Class A Common Stock included in the Units being offered, the “Public Shares”), including 3,600,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.9 million, of which approximately $9.7 million was for deferred underwriting commissions (Note 6).

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

The Company will provide holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 5) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

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

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $0.3 million in cash and working capital of approximately $0.9 million.

The Company’s liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $300,000 under a promissory note provided prior to its Initial Public Offering (see Note 5). The Company repaid the promissory note of $300,000 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. The Company's Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans (as defined in Note 5) as needed to meet liquidity needs. In March 2021, the Company borrowed $300,000 under Working Capital Loans from the Sponsor (see Note 5). Over this time period, the Company will use the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 17, 2021.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Correction of Previously Issued Financial Statement

In April 2021, the Company identified an error in its accounting treatment for both its Public Warrants (see definition below) and Private Placement Warrants (“Warrants”) as presented in its audited balance sheet as of January 15, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction would have resulted in a $12.1 million increase to the derivative warrant liabilities line item at issuance on January 15, 2021 and an offsetting decrease to the Class A common stock subject to possible redemption recorded within the temporary equity line item. There would have been no change to total stockholders’ equity as previously reported. The correction was recorded as part of the activity within the Statement of Changes in Stockholders' Equity in the three months ended March 31, 2021 as reported herein.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of accompanying financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in the Trust Account. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 9,200,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,013,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model (see Note 9). The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, at March 31, 2021 Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement, at March 31, 2021.

Offering Costs Associated with The Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering on January 15, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 25,247,923 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three months ended March 31, 2021, income tax expense for the period was deemed to be immaterial.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to be realized. As of March 31, 2021, the Company had deferred tax assets of approximately $303,000 with a full valuation allowance recorded. Deferred tax assets were deemed immaterial as of December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing the net income by the weighted average number of common shares outstanding during the period excluding shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock as their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $3,000, net of applicable income and franchise taxes of approximately $3,000 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing the net income of approximately $1,443,000, less net income attributable to Class A common stock of $0, resulting in a net income of approximately $1,443,000, by the weighted average number of Class B common stock outstanding for the period, excluding Class B common shares subject to forfeiture. Weighted average Class B shares were reduced for an aggregate of 1,803,922 shares of Class B common stock (up to 235,294 Contingent Founder Shares were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) (the “Contingent Founder Shares”) held by the Sponsor that are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5). In addition, prior the exercise of the over-allotment 400,000 shares of Class B common stock was subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full by the underwriters. On January 15, 2021, in connection with the over-allotment exercise, the 400,000 Class B shares and the 235,294 Contingent Founder Shares were no longer subject to forfeiture.

Recent Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 with no impact upon adoption.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statement.

Note 3—Initial Public Offering

On January 15, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units, including 3,600,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.9 million, of which approximately $9.7 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A Common Stock and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4— Private Placement Warrants

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

Note 5—Related Party Transactions

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On March 26, 2021, the Company borrowed $300,000 from the Sponsor under such Working Capital Loans.

Note 6—Commitments and Contingencies

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7— Derivative Warrant Liabilities

As of March 31, 2021, there were 9,200,000 and 5,013,333 Public Warrants and Private Placement Warrants outstanding, respectively.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A Common Stock upon exercise of a warrant unless Class A Common Stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following the Initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A Common Stock until the warrants expire or are redeemed. If a registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement, and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. If (x) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of Class A Common Stock equals or exceeds

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

$10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger described under “Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants, except that the Private Placement Warrants will not be transferable, assignable or salable until30 days  after the completion of the Initial Business Combination (except pursuant to certain limited exceptions) and they will not, other than as set forth in “Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00,” be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except other than the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of the Class A Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A Common Stock and equity-linked securities).

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

Redemption of warrants for when the price per share of Class A Common Stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A Common Stock;
●	if, and only if, the last reported sale price of the Class A Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $10.00 per Public Share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A Common Stock and equity-linked securities); and

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	if, and only if, the last reported sale price of the Class A Common Stock for the 20 trading days with the highest last reported sale price within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A Common Stock and equity-linked securities), the Private Placement Warrants are concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 8—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 2,352,077 shares of Class A common stock issued and outstanding, excluding 25,247,923 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 22, 2020, the Sponsor subscribed to purchase 14,375,000 shares of Class B common stock, which was fully paid on September 23, 2020. Shares and the associated amounts reflected: (i) the reverse stock split of Class B common stock in October 2020, (ii) the forfeiture of 7,441,176 shares of Class B common stock by the Sponsor in December 2020, and (iii) the 6-to-5 stock split of Class B common stock in January 2020, resulting in an aggregate of 4,870,588 shares of Class B common stock outstanding. Of the 4,870,588 shares of Class B common stock outstanding, (i) an aggregate of up to 400,000 shares of Class B Common Stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 10% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering, and (ii)  1,803,922 shares of Class B common stock (up to 235,294 Contingent Founder Shares were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) held by the Sponsor are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5). The underwriter exercised its over-allotment option in full on January 15, 2021; thus, these 400,000 Founder Shares and 235,294 Contingent Founder Shares were no longer subject to forfeiture. As of March 31, 2021, there are 4,870,588 shares of Class B common stock including the 1,803,922 shares of Contingent Founder Shares subject to forfeiture.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
U.S. Treasury Securities (1)	$276,002,874	$—	$—

Derivative warrant liabilities	$6,348,000	$3,459,200	$—

(1)   Excludes approximately $75 of investments held in cash within the Trust Account.

As of December 31, 2020, the Company did not hold any financial assets and liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement based on the observed price for Public Warrants at March 31, 2021.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a likely modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to the expected term to exercise. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of January 15,
2021
Exercise price	$11.50
Expected life (in years)	1.0 - 6.0
Volatility	30.00%
Risk-free interest rate	0.19% - 0.67%
Dividend yield	—

The activity of derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	12,081,333
Change in fair value of derivative warrant liabilities	(2,274,133)
Derivative warrant liabilities at March 31, 2021	$9,807,200

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to May 21, 2021, the date unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s discussion and analysis of financial condition and results of operations

References to the “Company”, “our”, “us” or “we” refer to Hamilton Lane Alliance Holdings I, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary note regarding forward-looking statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the "Risk Factors" detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our other Securities and Exchange Commission (“SEC”) filings.

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

The registration statement for our Initial Public Offering was declared effective on January 12, 2021. On January 15, 2021, we consummated its Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,600,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.9 million, of which approximately $9.7 million was for deferred underwriting commissions.

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended March 31, 2021, we had a net income of approximately $1,443,000, which consisted of approximately $2,274,000 income in change in fair value of derivative warrant liabilities and $3,000 gain on investments held in the Trust Account, which was partially offset by approximately $459,000 of financing costs associated with issuance of warrants, $326,000 of general and administrative expenses and $49,000 of franchise tax expenses.

Liquidity and capital resources

As indicated in the unaudited condensed financial statements, at March 31, 2021, we had approximately $0.3 million in cash and a working capital of approximately $0.9 million. Further, we have incurred and expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to consummate an initial business combination will be successful.

Our liquidity through March 31, 2021 had been satisfied through receipt of $25,000 from the sale of the founder shares to our Sponsor, a loan of $300,000 in a loan from our Sponsor under the Note, a loan of $300,000 from our Sponsor under the Working Capital Loans and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note to our Sponsor on January 20, 2021. The Working Capital Loans are used to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. In March 2021, the Company borrowed $300,000 under the Working Capital Loans.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income from investments held in Trust Account in the unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 9,200,000 Public Warrants and the 5,013,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement, at March 31, 2021.

Offering Costs Associated with The Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering on January 15, 2021.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, a total of 25,247,923 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of common shares outstanding during the period, reduced for shares subject to forfeiture. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock as their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $3,000, net of applicable income and franchise taxes of approximately $3,000 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing the net income of approximately $1,443,000, less net income attributable to Class A common stock of $0, resulting in a net income of approximately $1,443,000, by the weighted average number of Class B common stock outstanding for the period, excluding Class B common shares subject to forfeiture. Weighted average Class B shares were reduced for an aggregate of 1,803,922 shares of Class B common stock (up to 235,294 Contingent Founder Shares were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) (the “Contingent Founder Shares”) held by our Sponsor that are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5). In addition, prior the exercise of the over-allotment 400,000 shares of Class B common stock was subject to forfeiture by our Sponsor if the over-allotment option was not exercised in full by the underwriters. On January 15, 2021, in connection with the over-allotment exercise, the 400,000 Class B shares and the 235,294 Contingent Founder Shares were no longer subject to forfeiture.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and qualitative disclosures about market risk

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain instruments resulting in the restatement of our audited balance sheet as of January 15, 2021 included in our Current Report on Form 8-K as described in the Note 2 to this Form 10-Q, our disclosure controls and procedures were not effective as of March 31, 2021, specifically as a result of our classification of the warrants as components of equity instead of derivative liabilities.

Notwithstanding the identified material weakness as of March 31, 2021, management, including the Certifying Officers, believes that the condensed financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP. Additionally, this material weakness did not result in any identified misstatements to the condensed financial statements or disclosures in this Form 10-Q.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed audited balance sheet as of January 15, 2021 included in our Current Report on Form 8-K as described in the Note 2 to this Form 10-Q had not yet been identified. To remediate the ineffective disclosure controls and procedures, we plan to enhance our processes to identify and apply applicable complex accounting requirements among our personnel and third-party specialists that we utilize. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K as filed with the SEC on March 17, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered sales of equity securities and use of proceeds from registered securities

On January 15, 2021, we consummated the Initial Public Offering of 27,600,000 Units, including 3,600,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional Units to cover overallotments. Each Unit consists of one share of Class A common stock, and one-third of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $276,000,000 (before underwriting discounts and commissions and offering expenses).

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,013,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,520,000, each Private Placement Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment.

Following the closing of the Initial Public Offering on January 15, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account, located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the final prospectus related to the Initial Public Offering dated January 12, 2021.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (inclorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on January 19, 2021 (File No. 001-39884))

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, filed on December 17, 2020 (File No. 333-251419))

31.1*

Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Date: May 21, 2021	By:	/s/ Andrea Anigati (Kramer)
	Name:	Andrea Anigati (Kramer)
	Title:	Chief Executive Officer