Form 10-Q
period 2021-06-30
Hamilton Lane Alliance Holdings I, Inc.
filed 2021-07-26
CIK 1826814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

HAMILTON LANE ALLIANCE HOLDINGS I, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-39884	85-3019776
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

110 Washington Street, Suite 1300
Conshohocken, PA 19428
(Address of principal executive offices)

(610) 934-2222
(Registrant’s telephone number, including area code)

1 Presidential Blvd., Floor 4
Bala Cynwyd, PA 19004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of July 26, 2021, 27,600,000 Class A common stock, par value $0.0001 per share, and 4,870,588 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$76,126	$200,526
Prepaid expenses	1,030,798	—
Total current assets	1,106,924	200,526

Investments held in Trust Account	276,019,011	—
Deferred offering costs associated with the initial public offering	—	468,114
Total assets	$277,125,935	$668,640

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$7,335	$14,324
Accrued expenses	107,000	331,172
Franchise tax payable	99,178	4,506
Note payable - related party	300,000	300,000
Total current liabilities	513,513	650,002
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	12,793,421	—
Total liabilities	22,966,934	650,002

Commitments & Contingencies

Class A common stock, $0.0001 par value; 24,915,900 and 0 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	249,159,000	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 2,684,100 and 0 shares issued and outstanding (excluding 24,915,900 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	268	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 4,870,588 shares issued and outstanding as of June 30, 2021 and December 31, 2020 (1)	487	487
Additional paid-in capital	6,883,219	24,513
Accumulated deficit	(1,883,973)	(6,362)
Total stockholders’ equity	5,000,001	18,638
Total Liabilities and Stockholders’ Equity	$277,125,935	$668,640

(1)   This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENT OF OPERATIONS

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$242,836	$568,562
Franchise tax expenses	107,238	156,553
Loss from operations	(350,074)	(725,115)

Other income (expense)
Change in fair value of derivative warrant liabilities	(2,986,221)	(712,088)
Financing costs associated with issuance of warrants	—	(459,419)
Income from investments held in Trust Account	16,062	19,011
Total other income (expense)	(2,970,159)	(1,152,496)
Net loss	$(3,320,233)	$(1,877,611)

Weighted average shares outstanding of Class A common stock, basic and diluted	27,600,000	27,600,000
Basic and diluted net loss per share, Class A	$—	$—

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	3,066,666	3,035,727
Basic and diluted net loss per share, Class B	$(1.08)	$(0.62)

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the Three and Six Months Ended June 30, 2021

	Common Stock						Total
	Class A		Class B (1)		Additional Paid-In	Retained Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance — December 31, 2020	—	$—	4,870,588	$487	$24,513	$(6,362)	$18,638
Sale of units in initial public offering, Net	27,600,000	2,760	—	—	268,177,240	—	268,180,000
Offering costs	—	—	—	—	(15,420,693)	—	(15,420,693)
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,258,667	—	3,258,667
Common stock subject to possible redemption	(25,247,923)	(2,525)	—	—	(252,476,705)	—	(252,479,230)
Net income	—	—	—	—	—	1,442,622	1,442,622
Balance — March 31, 2021 (Unaudited)	2,352,077	$235	4,870,588	$487	$3,563,022	$1,436,260	$5,000,004
Class A common stock subject to possible redemption	332,023	33			3,320,197		3,320,230
Net loss						(3,320,233)	(3,320,233)
Balance — June 30, 2021 (Unaudited)	2,684,100	$268	4,870,588	$487	$6,883,219	$(1,883,973)	$5,000,001

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,877,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	712,088
Financing costs associated with issuance of warrants	459,419
Income from investments held in Trust Account	(19,011)
Changes in operating assets and liabilities:
Prepaid expenses	(1,030,799)
Franchise tax payable	94,672
Accounts payable	7,335
Accrued expenses	37,001
Net cash used in operating activities	(1,616,906)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Payment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	276,000,000
Proceeds received from private placement	7,520,000
Offering costs paid	(6,027,494)
Net cash provided by financing activities	277,492,506

Net change in cash	(124,400)

Cash - beginning of the period	200,526
Cash - end of the period	$76,126

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$9,660,000
Initial value of Class A common stock subject to possible redemption	$250,569,470
Change in value of Class A common stock subject to possible redemption	$(1,410,470)
Derivative warrant liabilities in connection with initial public offering and private placement	$12,081,333

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust after its initial public offering and private placement described below.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $76,000 in cash and working capital of approximately $0.5 million (not taking into account approximately $99,000 in tax obligations that may be paid using investment income earned in the Trust Account).

The Company’s liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $300,000 under a promissory note provided prior to its Initial Public Offering (see Note 5). The Company repaid the promissory note of $300,000 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and an additional loan from the Sponsor of $300,000.

The Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans (as defined in Note 5) as needed to meet liquidity needs. In March 2021, the Company borrowed $300,000 under Working Capital Loans from the Sponsor (see Note 5). The note is still outstanding as of June 30, 2021.

On July 22, 2021, the Company entered into an additional Working Capital Loan Agreement with the Sponsor, pursuant to which the Company may borrow up to $2.0 million from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. All unpaid principal under this Working Capital Loan will be due and payable in full on the effective date of the Business Combination. See Note 5 for a description of the agreement and the underlying promissory notes.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K and 10-Q filed by the Company with the SEC on March 17, 2021 and May 21, 2021, respectively.

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

Use of Estimates

The preparation of accompanying unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021 and December 31, 2020.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in the Trust Account. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value Measurements

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with the Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40 (see Note 7). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model (see Note 9). The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, at June 30, 2021. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement, at June 30, 2021.

Offering Costs Associated with The Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering on January 15, 2021. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 24,915,900 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. There was no Class A common stock subject to possible redemption at December 31, 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s unaudited condensed statements of operations includes a presentation of net income (loss) per share for Class A common stock subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per common stock, basic and diluted for Class A redeemable common stock for the three and six months ended June 30, 2021 is calculated by dividing the income from investments held in the Trust Account of approximately $16,000 and $19,000, respectively, net of interest available to be withdrawn for the payments of taxes franchise taxes of approximately $16,000 and $19,000 for the three and six months ended June 30, 2021, respectively, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net loss per share, basic and diluted for Class B non-redeemable common stock for the three and six months ended June 30, 2021 is calculated by dividing net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period. Nonredeemable Class B common stock include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock as their inclusion would be anti-dilutive under the treasury stock method.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 with no impact upon adoption.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

The Sponsor transferred 1,478,933 of its Private Placement Warrants to certain employees of its ultimate parent entity, Hamilton Lane Incorporated, as permitted transferees for services rendered to Hamilton Lane Incorporated in connection with the Company.

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

Of the 4,870,588 shares of Class B Common Stock outstanding, an aggregate of 1,803,922 shares (up to 235,294 Contingent Founder Shares were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) (the “Contingent Founder Shares”) are not transferable, assignable or salable until (A) with respect to half of the Contingent Founder Shares, if the last reported sale price of Class A Common Stock equals or exceeds $12.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing one year after the closing of the Initial Business Combination until two years after the closing of the Initial Business Combination, and (B) with respect to the remaining Contingent Founder Shares, if the last reported sale price of Class A Common Stock equals or exceeds $15.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing two years after the closing of the Initial Business Combination until three years after the closing of the Initial Business Combination. The Sponsor will forfeit the Contingent Founder Shares for no consideration to the extent the $12.50 and $15.00 trading price thresholds described in clauses A and B are not met during the specified periods. The underwriter exercised its over-allotment option in full on January 15, 2021; thus, the 235,294 Contingent Founder Shares are no longer subject to forfeiture.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On July 22, 2021, the Company entered a Working Capital Loan Agreement (the “Agreement”) with the Sponsor, pursuant to which the Company may borrow up to $2,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. This Working Capital Loan does not bear any interest. All unpaid principal under the Working Capital Loan will be due and payable in full on the effective date of the Business Combination (the “Maturity Date”). Pursuant to the terms of the Agreement, the Company is not required to repay this Working Capital Loan if it fails to complete the Business Combination. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under this Working Capital Loan into warrants to purchase the Company’s Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

Note 6—Commitments and Contingencies

Registration rights

The holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or the warrants issued as part of the units upon conversion of the Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company would not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7— Derivative Warrant Liabilities

As of June 30, 2021, there were 9,200,000 and 5,013,333 Public Warrants and Private Placement Warrants outstanding, respectively.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants currently trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A Common Stock upon exercise of a warrant unless Class A Common Stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following the Initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A Common Stock until the warrants expire or are redeemed. If a registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement, and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants will not be transferable, assignable or salable until30 days after the completion of the Initial Business Combination (except pursuant to certain limited exceptions) and they will not, other than as set forth in “Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00,” be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

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

Note 8—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 30, 2021, there were 2,684,100 and 0 shares of Class A common stock issued and outstanding, excluding 24,915,900 and 0 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 22, 2020, the Sponsor subscribed to purchase 14,375,000 shares of Class B common stock, which was fully paid on September 23, 2020. Shares and the associated amounts reflected: (i) the reverse stock split of Class B common stock in October 2020, (ii) the forfeiture of 7,441,176 shares of Class B common stock by the Sponsor in December 2020, and (iii) the 6-to-5 stock split of Class B common stock in January 2020, resulting in an aggregate of 4,870,588 shares of Class B common stock outstanding. Of the 4,870,588 shares of Class B common stock outstanding, (i) an aggregate of up to 400,000 shares of Class B Common Stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 10% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering, and (ii)  1,803,922 shares of Class B common stock (up to 235,294 Contingent Founder Shares were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) held by the Sponsor are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5). The underwriter exercised its over-allotment option in full on January 15, 2021; thus, these 400,000 Founder Shares and 235,294 Contingent Founder Shares were no longer subject to forfeiture. As of June 30, 2021, there are 4,870,588 shares of Class B common stock including the 1,803,922 shares of Contingent Founder Shares subject to forfeiture.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
U.S. Treasury Securities (1)	$276,018,935	$—	$—

Derivative warrant liabilities	$8,280,920	$4,512,501	$—

(1)   Excludes approximately $76 of investments held in cash within the Trust Account.

As of December 31, 2020, the Company did not hold any financial assets and liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in March 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement in March 2021 based on the observed price for Public Warrants.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a likely modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to the expected term to exercise. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The activity of derivative warrant liabilities for the period for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	12,081,333
Change in fair value of derivative warrant liabilities	(2,274,133)
Derivative warrant liabilities at March 31, 2021	9,807,200
Change in fair value of derivative warrant liabilities	2,986,221
Derivative warrant liabilities at June 30, 2021	12,793,421

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, except as set forth above in Note 5, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary note regarding forward-looking statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended June 30, 2021, we had a net loss of approximately $3,320,000, which consisted of approximately $16,000 gain on investments held in the Trust Account, which was partially offset by approximately $243,000 of general and administrative expenses and $107,000 of franchise tax expenses, and $2,986,000 in change of fair value of derivative warrant liabilities.

For the six months ended June 30, 2021, we had a net loss of approximately $1,877,000, which consisted of approximately $459,000 of financing costs associated with issuance of warrants, $568,000 of general and administrative expenses $109,000 of franchise tax expenses, and $712,000 in change of fair value of derivative warrant liabilities, partly offset by an approximate $19,000 gain on investments held in the Trust Account.

Liquidity and capital resources

As of June 30, 2021, the Company had approximately $76,000 in cash and working capital of approximately $0.5 million (not taking into account approximately $99,000 in tax obligations that may be paid using investment income earned in the Trust Account). Further, we have incurred and expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to consummate an initial business combination will be successful.

Our liquidity needs to date have been satisfied through the payment of $25,000 from our Sponsor to purchase the Founder Shares (as defined in Note 5), and loan proceeds from our Sponsor of $300,000 under a promissory note provided prior to our Initial Public Offering (see Note 5). WE repaid the promissory note of $300,000 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, our Company’s liquidity have been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and an additional loan from the Sponsor of $300,000.

Our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors intend, but are not obligated, to provide Working Capital Loans (as defined in Note 5) as needed to meet liquidity needs. In March 2021, we borrowed $300,000 under Working Capital Loans from the Sponsor (see Note 5). The note is still outstanding as of June 30, 2021.

On July 22, 2021, we entered into a Working Capital Loan Agreement with our Sponsor, pursuant to which we may borrow up to $2.0 million from our Sponsor for ongoing expenses reasonably related to the business of our Company and the consummation of the Business Combination. All unpaid principal under this Working Capital Loan will be due and payable in full on the effective date of the Business Combination. See Note 5 for a description of the agreement and the underlying promissory notes.

Based on the foregoing, management believes that we will have borrowing capacity to meet our needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, we will use the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

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

The 9,200,000 Public Warrants and the 5,013,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement, as of March 31, 2021 and June 30, 2021.

Offering Costs Associated with The Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering on January 15, 2021. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, a total of 24,915,900 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. There was no Class A common stock subject to possible redemption as of December 31, 2020.

Net Income (loss) Per Common Share

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

Our unaudited condensed statements of operations includes a presentation of net income (loss) per share for Class A common stock subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per common stock, basic and diluted for Class A redeemable common stock for the three and six months ended June 30, 2021 is calculated by dividing the income from investments held in the Trust Account of approximately $16,000 and 19,000, respectively, net of interest available to be withdrawn for the payments of taxes franchise taxes of approximately $16,000 and $19,000 for the three and six months ended June 30, 2021, respectively, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net loss per share, basic and diluted for Class B non-redeemable common stock for the three and six months ended June 30, 2021 is calculated by dividing net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period. Nonredeemable Class B common stock include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock as their inclusion would be anti-dilutive under the treasury stock method.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in internal control over financial reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.
●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

Private Placement Warrant Transfers from Sponsor to Directors and Officers

On March 14, 2021, the Sponsor transferred Private Placement Warrants to certain employees of its ultimate parent entity, Hamilton Lane Incorporated, as permitted transferees for services rendered to Hamilton Lane Incorporated in connection with the Company, including the following named executive officers of the Company:

Name	Number of Warrants	Grant Date Fair Value
Andrea Anigati (Kramer)	501,333	$576,533
Atul Varma	75,200	$86,480

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination (except pursuant to certain limited exceptions) and they will not, other than as set forth in “Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00,” be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

The Private Placement Warrants referenced above were transferred pursuant to the exemption from registration contained in Section 4(a)(1) of the Securities Act.

Promissory Note Issued to Sponsor

On July 22, 2021, we issued an unsecured promissory note (the “July 2021 Note”) in the principal amount of $2,000,000 to our Sponsor. The July 2021 Note does not bear interest and is repayable in full upon consummation of the Company’s Initial Business Combination. If the Company does not complete a Business Combination, the July 2021 Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, to warrants of the Company, at a price of $1.50 per warrant. The terms of such warrants are identical to the terms of the Private Placement Warrants. The July 2021 Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the July 2021 Note and all other sums payable with regard to the July 2021 Note becoming immediately due and payable.

The July 2021 Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2021 (File No. 001-39884))

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on December 17, 2020 (File No. 333-251419))

10.1*	Promissory Note issued in favor of HL Alliance Holdings Sponsor LLC, dated July 22, 2021

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Date: July 26, 2021	By:	/s/ Andrea Anigati (Kramer)
	Name:	Andrea Anigati (Kramer)
	Title:	Chief Executive Officer