Form 10-Q
period 2021-09-30
Hamilton Lane Alliance Holdings I, Inc.
filed 2021-10-29
CIK 1826814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, 27,600,000 Class A common stock, par value $0.0001 per share, and 4,870,588 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020,	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the period from September 15, 2020 (inception) through September 30, 2020 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the period from September 15, 2020 (inception) through September 30, 2020 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the period from September 15, 2020 (inception) through September 30, 2020 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$294,371	$200,526
Prepaid expenses	846,119	—
Total current assets	1,140,490	200,526

Investments held in Trust Account	276,002,344	—
Deferred offering costs associated with the initial public offering	—	468,114
Total assets	$277,142,834	$668,640

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$9,000	$14,324
Accrued expenses	127,654	331,172
Franchise tax payable	8,614	4,506
Note payable - related party	600,000	300,000
Total current liabilities	745,268	650,002
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	11,228,533	—
Total liabilities	21,633,801	650,002

Commitments & Contingencies (Note 6)

Class A common stock shares subject to possible redemption, $0.0001 par value; 27,600,000 and 0 at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	276,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized as of September 30, 2021 and December 31, 2020 (1)	487	487
Additional paid-in capital	—	24,513
Accumulated deficit	(20,491,454)	(6,362)
Total stockholders’ equity (deficit)	(20,490,967)	18,638
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (deficit)	$277,142,834	$668,640
(1)This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF OPERATIONS

			Period from
			September 15, 2020
	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses	$227,493	$796,055	$1,579
Franchise tax expenses	(6,964)	149,589	—
Loss from operations	(220,529)	(945,644)	(1,579)

Other income (expense)
Change in fair value of derivative warrant liabilities	1,564,888	852,800	—
Financing costs associated with issuance of warrants	—	(459,419)	—
Income from investments held in Trust Account	5,672	24,683	—
Total other income	1,570,560	418,064	—
Net income (loss)	$1,350,031	$(527,580)	$(1,579)

Weighted average number of Class A common stock	27,600,000	26,184,615	—
Basic and diluted net income (loss) per share, Class A	$0.04	$(0.81)	$—

Weighted average number of Class B common stock	3,066,666	3,046,153	2,666,666
Basic and diluted net income (loss) per share, Class B	$0.04	$(0.81)	$(0.00)
(1)This number excludes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021(Unaudited)

	Common Stock						Total
	Class A		Class B (1)		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	4,870,588	$487	$24,513	$(6,362)	$18,638
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,258,667	—	3,258,667
Accretion to Class A common stock redemption amount	—	—	—	—	(3,283,180)	(19,957,512)	(23,240,692)
Net income	—	—	—	—	—	1,442,622	1,442,622
Balance — March 31, 2021 (Unaudited)	—	—	4,870,588	487	—	(18,521,252)	(18,520,765)
Net loss	—	—	—	—	—	(3,320,233)	(3,320,233)
Balance — June 30, 2021 (Unaudited)	—	—	4,870,588	487	—	(21,841,485)	(21,840,998)
Net income	—	—	—	—	—	1,350,031	1,350,031
Balance — September 30, 2021 (Unaudited)	—	$—	4,870,588	$487	$—	$(20,491,454)	$(20,490,967)

For the Period from September 15, 2020 (inception) through September 30, 2020 (Unaudited)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 15, 2020 (inception)	—	$—	—	—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	4,870,588	487	24,513		25,000
Net loss	—	—	—	—	—	(1,579)	(1,579)
Balance — September 30, 2020 (unaudited)	—	$—	4,870,588	$487	$24,513	$(1,579)	$23,421
(1)This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF CASH FLOWS

		For the period from September
	For the Nine Months Ended	15, 2020 (inception) through
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:	(Unaudited)	(Unaudited)
Net loss	$(527,580)	$(1,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(852,800)	—
Financing costs associated with issuance of warrants	459,419	—
Income from investments held in Trust Account	(24,683)	—
Changes in operating assets and liabilities:
Prepaid expenses	(846,119)	—
Franchise tax payable	4,108	—
Accounts payable	9,000	400
Accrued Expenses	57,655	—
Net cash used in operating activities	$(1,721,000)	(1,179)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(276,000,000)	—
Interest released from Trust Account	22,339	—
Net cash used in investing activities	(275,977,661)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	600,000	—
Payment of note payable to related party	(300,000)	—
Proceeds received from initial public offering, gross	276,000,000	—
Proceeds received from private placement	7,520,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Offering costs paid	(6,027,494)	—
Net cash provided by financing activities	277,792,506	25,000

Net change in cash	93,845	23,821

Cash - beginning of the period	200,526	—
Cash - end of the period	$294,371	$23,821

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000	$—
Deferred offering costs included in accrued expenses	$—	$95,000
Deferred underwriting commissions in connection with the initial public offering	$9,660,000	$—
Initial classification of Class A common stock subject to possible redemption	$276,000,000	$—

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust after its initial public offering and private placement described below.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity,” (ASC 480). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 5) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $294,000 in cash and working capital of approximately $404,000 (not taking into account approximately $9,000 in tax obligations that may be paid using investment income earned in the Trust Account).

The Company’s liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $300,000 under a promissory note provided prior to its Initial Public Offering (see Note 5). The Company repaid the promissory note of $300,000 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and loans from the Sponsor of $600,000.

The Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans (as defined in Note 5) as needed to meet liquidity needs. In March 2021, the Company borrowed $300,000 , and in August 2021 the Company borrowed an additional $300,000 under Working Capital Loans from the Sponsor (see Note 5). The total balance of $600,000 remains outstanding as of September 30, 2021.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, and the period from September 15, 2020 (inception) through September 30, 2020 (Unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K and 10-Q filed by the Company with the SEC on March 17, 2021, and May 21, 2021, respectively.

Revision to Previously Reported Financial Statements

During the preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.5 million in additional paid-in capital and a charge of approximately $20.0 million to accumulated deficit, as well as a reclassification of 2,543,053 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $23.5 million and $26.8 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption, a decrease to reported earnings per share of $0.80 per share related to the deemed dividend for the accretion of Class A common stock to its redemption value and an increase in the supplemental disclosure of noncash activities for the initial value of Class A common stock subject to possible redemption of $25.4 million. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021, and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in the Trust Account. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of September 30, 2021, and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). (See Note 7). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model (see Note 9). The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, on September 30, 2021. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement, on September 30, 2021.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with The Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering on January 15, 2021. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 27,600,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. There was no Class A common stock issued or outstanding at December 31, 2020.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021, and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of weighted average shares of Class B common stock outstanding was reduced for an aggregate of 1,803,922 shares of Class B common stock (the “Contingent Founder Shares”) held by the Sponsor that are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021.

The following table reflects the calculation of basic and diluted net income (loss) per common share adjusted for the effects of the excess cash received over fair value of the private placement warrants and deemed dividend to Class A shareholders and are allocated pro rata between the two classes of common shares as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$1,215,028	$135,003	$(21,291,368)	$(2,476,904)

Denominator:
Basic and diluted weighted average common shares outstanding	27,600,000	3,066,666	26,184,615	3,046,153

Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.81)	$(0.81)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021, with no impact upon adoption.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intended, but were not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On March 26, 2021, the Company entered into a promissory note with its Sponsor in the principal amount of up to $300,000 and on July 22, 2021, the Company entered an additional promissory note in the with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. These Working Capital Loans do not bear any interest. All unpaid principal under the Working Capital Loans is due and payable in full on the effective date of the Business Combination (the “Maturity Date”). Pursuant to the terms of the Agreements, the Company is not required to repay the Working Capital Loans if it fails to complete the Business Combination. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under this Working Capital Loans into warrants to purchase the Company’s Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. On March 26, 2021, the Company borrowed $300,000 from the Sponsor under such Working Capital Loans and on August 25, 2021, the Company borrowed an additional $300,000 under the additional promissory note. As of September 30, 2021, $600,000 was outstanding under the Agreements.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7— Derivative Warrant Liabilities

As of September 30, 2021, there were 9,200,000 and 5,013,333 Public Warrants and Private Placement Warrants outstanding, respectively.

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

Note 8— Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 shares of Class A common stock outstanding subject to possible redemption.

As of September 30, 2021, Class A common stock reflected on the balance sheet is reconciled on the following table:

As of
September 30, 2021
Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(7,820,000)
Class A common stock issuance costs	(15,420,693)
Plus:
Accretion of carrying value to redemption value	23,240,693
Class A common stock subject to possible redemption	$276,000,000

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 30, 2021, there were 27,600,000 and 0 shares of Class A common stock issued and outstanding, including 27,600,000 and 0 shares of Class A common stock subject to possible redemption and classified as temporary equity. (See Note 8).

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 22, 2020, the Sponsor subscribed to purchase 14,375,000 shares of Class B common stock, which was fully paid on September 23, 2020. Shares and the associated amounts reflected: (i) the reverse stock split of Class B common stock in October 2020, (ii) the forfeiture of 7,441,176 shares of Class B common stock by the Sponsor in December 2020, and (iii) the 6-to-5 stock split of Class B common stock in January 2020, resulting in an aggregate of 4,870,588 shares of Class B common stock outstanding. Of the 4,870,588 shares of Class B common stock outstanding, (i) an aggregate of up to 400,000 shares of Class B Common Stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 10% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering, and (ii)  1,803,922 shares of Class B common stock (up to 235,294 Contingent Founder Shares were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) held by the Sponsor are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5). The underwriter exercised its over-allotment option in full on January 15, 2021; thus, these 400,000 Founder Shares and 235,294 Contingent Founder Shares were no longer subject to forfeiture. As of September 30, 2021, there are 4,870,588 shares of Class B common stock including the 1,803,922 shares of Contingent Founder Shares subject to forfeiture.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
Money Market Funds	$276,002,344	$—	$—

Derivative warrant liabilities:
Public warrants	$7,268,000	$—	$—
Private warrants	$—	$3,960,533	$—

As of December 31, 2020, the Company did not hold any financial assets and liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in March 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement in March 2021 based on the observed price for Public Warrants. There were no transfers between Levels in the three months ended September 30, 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 11-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated on September 15, 2020, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

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

Revision to Previously Reported Financial Statements

As discussed in Note 2 - Summary of Significant Accounting Policies in the Notes to the unaudited condensed financial statements, the Company revised its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $23.5 million and $26.8 million, respectively, from total stockholders' equity to Class A common stock subject to possible redemption, a decrease to reported earnings per share of $0.80 per share related to the deemed dividend for the accretion of Class A common stock to its redemption value and an increase in the supplemental disclosure of noncash activities for the initial value of Class A common stock subject to possible redemption of $25.4 million.

Results of Operations

Our entire activity since inception through September 30, 2021, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended September 30, 2021, we had a net income of approximately $1,350,000, which consisted of approximately $6,000 income from investments held in the Trust Account and $1,565,000 in the change of fair value of derivative warrant liabilities, which was partially offset by approximately $227,000 of general and administrative expenses.

For the nine months ended September 30, 2021, we had a net loss of approximately $528,000, which consisted of approximately $459,000 of financing costs associated with issuance of the warrants, $796,000 of general and administrative expenses and $150,000 of franchise tax expenses, partly offset by an approximate $25,000 income from investments held in the Trust Account and $853,000 in the change of fair value of derivative warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $294,000 in cash and working capital of approximately $404,000 (not taking into account approximately $9,000 in tax obligations that may be paid using investment income earned in the Trust Account). Further, we have incurred and expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to consummate an initial business combination will be successful.

Our liquidity needs to date have been satisfied through the payment of $25,000 from our Sponsor to purchase the Founder Shares (as defined in Note 5), and loan proceeds from our Sponsor of $300,000 under a promissory note provided prior to our Initial Public Offering (see Note 5). We repaid the promissory note of $300,000 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, our Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and additional loans from our Sponsor of $600,000.

Our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors intend, but are not obligated, to provide Working Capital Loans (as defined in Note 5) as needed to meet liquidity needs. In March 2021, we borrowed $300,000 under Working Capital Loans from the Sponsor. The note is still outstanding as of September 30, 2021.

On July 22, 2021, we entered into an additional Working Capital Loan agreement with our Sponsor, pursuant to which we may borrow up to $2.0 million from our Sponsor for ongoing expenses reasonably related to the business of our Company and the consummation of the Business Combination. All unpaid principal under this Working Capital Loan will be due and payable in full on the effective date of the Business Combination. On August 25, 2021, we borrowed $300,000 under this loan.

See Note 5 to the unaudited condensed financial statements presented in Part 1 Item 1 for a description of the Agreements and the underlying promissory notes.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income from investments held in Trust Account in the unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 9,200,000 Public Warrants and the 5,013,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement, as of March 31, 2021, and September 30, 2021.

Offering Costs Associated with The Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged to the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering on January 15, 2021. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, a total of 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. There was no Class A common stock subject to possible redemption as of December 31, 2020.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of weighted average shares of Class B common stock outstanding was reduced for an aggregate of 1,803,922 shares of Class B common stock (the “Contingent Founder Shares”) held by the Sponsor that are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in internal control over financial reporting

The previously reported material weakness related to the misapplication of accounting for the Company's warrants as liabilities was remediated during the quarter ended September 30, 2021. There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Promissory Note issued in favor of HL Alliance Holdings Sponsor LLC, dated July 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q,filed on July 26,2021 (File No.001-39884))

31.1*

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Date: October 29, 2021	By:	/s/ Andrea Anigati (Kramer)
	Name:	Andrea Anigati (Kramer)
	Title:	Chief Executive Officer