Form 10-Q/A
period 2021-09-30
Hamilton Lane Alliance Holdings I, Inc.
filed 2021-12-17
CIK 1826814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

As of October 28, 2021, 27,600,000 Class A common stock, par value $0.0001 per share, and 4,870,588 Class B common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Hamilton Lane Alliance Holdings I, Inc., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”, the “Amendment”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Hamilton Lane Alliance Holdings I (the “Company”), as of and for the periods ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on October 29, 2021 (the “Original Filing”).

Restatement Background

The Company has followed Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) in accounting for its redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”). This included recording a portion of the Public Shares in temporary equity on its balance sheet. The Company maintained stockholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In connection with the preparation of the Q3 Form 10-Q, the Company re-evaluated the implementation of ASC 480, and concluded that the practice of maintaining of $5,000,001 in permanent equity was not appropriate and that the portion of Public Shares that was classified as permanent equity should be reclassified as temporary equity. The Company changed its accounting and reflected the full amount of all redeemable Public Shares in temporary equity. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses share pro rata between the the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The Company determined the changes in accounting for the Public Shares and earnings per share were not qualitatively material to the Company’s previously issued financial statements and initially did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Original Filing.

On November 30, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that while the change in accounting discussed above was not qualitatively material, it was quantitatively material, and therefore, the Company’s previously issued revision to the (i) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 21, 2021, and previously reported as revised in the Original Filing; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on July 26, 2021 and previously revised in the Original Filing; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Original Filing (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods.

The restatement does not have an impact on its cash position and cash held in the trust account (the “Trust Account”) established in connection with the IPO.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein.

Internal Control and Disclosure Controls Considerations

In connection with its re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.

Items Amended in this Amendment

The Company is filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Financial Statements

Part I, Item 4 Controls and Procedures

Part II, Item 6 Exhibits

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Q3 Form 10-Q is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or our previously filed balance sheet, dated January 15, 2021, on Form 8-K. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020,	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the period from September 15, 2020 (inception) through September 30, 2020 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the period from September 15, 2020 (inception) through September 30, 2020 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the period from September 15, 2020 (inception) through September 30, 2020 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements (restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures (restated)	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$294,371	$200,526
Prepaid expenses	846,119	—
Total current assets	1,140,490	200,526

Investments held in Trust Account	276,002,344	—
Deferred offering costs associated with the initial public offering	—	468,114
Total assets	$277,142,834	$668,640

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$9,000	$14,324
Accrued expenses	127,654	331,172
Franchise tax payable	8,614	4,506
Note payable - related party	600,000	300,000
Total current liabilities	745,268	650,002
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	11,228,533	—
Total liabilities	21,633,801	650,002

Commitments & Contingencies

Class A common stock shares subject to possible redemption, $0.0001 par value; 27,600,000 and 0 at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	276,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized 4,870,588 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (1)	487	487
Additional paid-in capital	—	24,513
Accumulated deficit	(20,491,454)	(6,362)
Total stockholders’ equity (deficit)	(20,490,967)	18,638
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (deficit)	$277,142,834	$668,640
(1)This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 6).

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
(1)This number excludes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021(Unaudited)

	Common Stock						Total
	Class A		Class B (1)		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	4,870,588	$487	$24,513	$(6,362)	$18,638
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,258,667	—	3,258,667
Accretion to Class A common stock redemption amount (as restated, see Note 2)	—	—	—	—	(3,283,180)	(19,957,512)	(23,240,692)
Net income	—	—	—	—	—	1,442,622	1,442,622
Balance — March 31, 2021 (Unaudited) (as restated, see Note 2)	—	—	4,870,588	487	—	(18,521,252)	(18,520,765)
Net loss	—	—	—	—	—	(3,320,233)	(3,320,233)
Balance — June 30, 2021 (Unaudited) (as restated, see Note 2)	—	—	4,870,588	487	—	(21,841,485)	(21,840,998)
Net income	—	—	—	—	—	1,350,031	1,350,031
Balance — September 30, 2021 (Unaudited)	—	$—	4,870,588	$487	$—	$(20,491,454)	$(20,490,967)

For the Period from September 15, 2020 (inception) through September 30, 2020 (Unaudited)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 15, 2020 (inception)	—	$—	—	—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	4,870,588	487	24,513		25,000
Net loss	—	—	—	—	—	(1,579)	(1,579)
Balance — September 30, 2020 (unaudited)	—	$—	4,870,588	$487	$24,513	$(1,579)	$23,421
(1)This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF CASH FLOWS

		For the period from September
	For the Nine Months Ended	15, 2020 (inception) through
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:	(Unaudited)	(Unaudited)
Net loss	$(527,580)	$(1,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(852,800)	—
Financing costs associated with issuance of warrants	459,419	—
Income from investments held in Trust Account	(24,683)	—
Changes in operating assets and liabilities:
Prepaid expenses	(846,119)	—
Franchise tax payable	4,108	—
Accounts payable	9,000	400
Accrued Expenses	57,655	—
Net cash used in operating activities	$(1,721,000)	(1,179)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(276,000,000)	—
Interest released from Trust Account	22,339	—
Net cash used in investing activities	(275,977,661)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	600,000	—
Payment of note payable to related party	(300,000)	—
Proceeds received from initial public offering, gross	276,000,000	—
Proceeds received from private placement	7,520,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Offering costs paid	(6,027,494)	—
Net cash provided by financing activities	277,792,506	25,000

Net change in cash	93,845	23,821

Cash - beginning of the period	200,526	—
Cash - end of the period	$294,371	$23,821

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000	$—
Deferred offering costs included in accrued expenses	$—	$95,000
Deferred underwriting commissions in connection with the initial public offering	$9,660,000	$—
Accretion to Class A common stock redemption amount	$23,240,692	$—

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

The Company’s Sponsor is HL Alliance Holdings Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering (IPO) was declared effective on January 12, 2021. On January 15, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units (the “Units” and, with respect to the Class A Common Stock included in the Units being offered, the “Public Shares”), including 3,600,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.9 million, of which approximately $9.7 million was for deferred underwriting commissions (Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,013,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.5 million (Note 5).

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity,” (ASC 480). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 6) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $294,000 in cash and working capital of approximately $404,000 (not taking into account approximately $9,000 in tax obligations that may be paid using investment income earned in the Trust Account).

The Company’s liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 6), and loan proceeds from the Sponsor of $300,000 under a promissory note provided prior to its Initial Public Offering (see Note 6). The Company repaid the promissory note of $300,000 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and loans from the Sponsor of $600,000.

The Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans (as defined in Note 6) as needed to meet liquidity needs. In March 2021, the Company borrowed $300,000, and in August 2021 the Company borrowed an additional $300,000 under Working Capital Loans from the Sponsor (see Note 6). The total balance of $600,000 remains outstanding as of September 30, 2021.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Restatement of Previously Reported Financial Statements

During the preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity and restate its presentation of earnings per share. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company restated its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses share pro rata between the the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and restate its presentation of earnings per share. As such, the Company is reporting these restatements to those periods in this quarterly report.

Impact of the Restatement

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows, and net income (loss).

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

	As Previously
As of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Total assets	$277,527,930	$1	$277,527,931
Total liabilities	$20,048,696	$—	$20,048,696
Class A common stock subject to redemption at $10.00 per share	$252,479,230	$23,520,770	$276,000,000
Preferred stock	—	—	—
Class A common stock	235	(235)	—
Class B common stock	487	—	487
Additional paid-in capital	3,563,022	(3,563,022)	—
Accumulated deficit	1,436,260	(19,957,512)	(18,521,252)
Total stockholders’ equity (deficit)	$5,000,004	$(23,520,769)	$(18,520,765)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$277,527,930	$1	$277,527,931
Shares of Class A common stock subject to possible redemption	25,247,923	2,352,077	27,600,000
Number of shares of Class A common stock	2,352,077	(2,352,077)	—

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statement of changes in stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: three months ended March 31, 2021 (unaudited)
	As Previously
Supplemental Disclosure of Noncash Financing Activities	Reported	Adjustment	As Restated
Initial value of Class A common stock subject to possible redemption	$250,569,470	$(250,569,470)	$—
Change in value of Class A common stock subject to possible redemption	$1,909,760	$(1,909,760)	$—
Accretion to Class A common stock redemption value	$—	$23,240,692	$23,240,692

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

	As Previously
As of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Total assets	$277,125,935	$1	$277,125,936
Total liabilities	$22,966,934		$22,966,934
Class A common stock subject to redemption at $10.00 per share	$249,159,000	$26,841,000	$276,000,000
Preferred stock	—	—	—
Class A common stock	268	(268)	—
Class B common stock	487	—	487
Additional paid-in capital	6,883,219	(6,883,219)	—
Accumulated deficit	(1,883,973)	(19,957,512)	(21,841,485)
Total stockholders’ equity (deficit)	$5,000,001	$(26,840,998)	$(21,840,998)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$277,125,935	$1	$277,125,936
Shares of Class A common stock subject to possible redemption	24,915,900	2,684,100	27,600,000
Number of shares of Class A common stock	2,684,100	(2,684,100)	—

The Company’s statement of changes in stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: six months ended June 30, 2021 (unaudited)
	As Previously
Supplemental Disclosure of Noncash Financing Activities	Reported	Adjustment	As Restated
Initial value of Class A common stock subject to possible redemption	$250,569,470	$(250,569,470)	$—
Change in value of Class A common stock subject to possible redemption	$(1,410,470)	$1,410,470	$—
Accretion to Class A common stock redemption value	$—	$23,240,692	$23,240,692

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Previously
	Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding - Class A common stock	27,600,000	(4,293,333)	23,306,667
Basic and diluted earnings per share - Class A common stock	$—	$(0.83)	$(0.83)
Weighted average shares outstanding - Class B common stock	3,004,444	—	3,004,444
Basic and diluted loss per share - Class B common stock	$0.48	$(1.31)	$(0.83)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding - Class A common stock	27,600,000	—	27,600,000
Basic and diluted earnings per share - Class A common stock	$—	$(0.11)	$(0.11)
Weighted average shares outstanding - Class B common stock	3,066,666	—	3,066,666
Basic and diluted loss per share - Class B common stock	$(1.08)	$0.97	$(0.11)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding - Class A common stock	27,600,000	(2,134,807)	25,465,193
Basic and diluted earnings per share - Class A common stock	$—	$(0.75)	$(0.75)
Weighted average shares outstanding - Class B common stock	3,035,727	—	3,035,727
Basic and diluted loss per share - Class B common stock	$(0.62)	$(0.13)	$(0.75)

Note 3—Summary of Significant Accounting Policies (restated)

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). (See Note 8). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model (see Note 10). The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, on September 30, 2021. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement, on September 30, 2021.

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of weighted average shares of Class B common stock outstanding was reduced for an aggregate of 1,803,922 shares of Class B common stock (the “Contingent Founder Shares”) held by the Sponsor that are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 6).

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock as their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021.

The following table reflects the calculation of basic and diluted net income (loss) per common share adjusted for the effects of the excess cash received over fair value of the private placement warrants and deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

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

Note 4—Initial Public Offering

On January 15, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units, including 3,600,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.9 million, of which approximately $9.7 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A Common Stock and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment (see Note 8).

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5— Private Placement Warrants

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

Note 6—Related Party Transactions

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

Note 7—Commitments and Contingencies

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8— Derivative Warrant Liabilities

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

Note 9— Class A Common Stock Subject to Possible Redemption

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

As of September 30, 2021, Class A common stock reflected on the balance sheet is reconciled on the following table:

As of
September 30, 2021
Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(7,820,000)
Class A common stock issuance costs	(15,420,692)
Plus:
Accretion of carrying value to redemption value	23,240,692
Class A common stock subject to possible redemption	$276,000,000

Note 10—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 30, 2021, there were 27,600,000 and 0 shares of Class A common stock issued and outstanding, including 27,600,000 and 0 shares of Class A common stock subject to possible redemption and classified as temporary equity. (See Note 9).

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 22, 2020, the Sponsor subscribed to purchase 14,375,000 shares of Class B common stock, which was fully paid on September 23, 2020. Shares and the associated amounts reflected: (i) the reverse stock split of Class B common stock in October 2020, (ii) the forfeiture of 7,441,176 shares of Class B common stock by the Sponsor in December 2020, and (iii) the 6-to-5 stock split of Class B common stock in January 2020, resulting in an aggregate of 4,870,588 shares of Class B common stock outstanding. Of the 4,870,588 shares of Class B common stock outstanding, (i) an aggregate of up to 400,000 shares of Class B Common Stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 10% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering, and (ii)  1,803,922 shares of Class B common stock (up to 235,294 Contingent Founder Shares were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) held by the Sponsor are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 6). The underwriter exercised its over-allotment option in full on January 15, 2021; thus, these 400,000 Founder Shares and 235,294 Contingent Founder Shares were no longer subject to forfeiture. As of September 30, 2021, there are 4,870,588 shares of Class B common stock including the 1,803,922 shares of Contingent Founder Shares subject to forfeiture.

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

Note 11—Fair Value Measurements

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

Note 12-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, other than with respect to the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary note regarding forward-looking statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our other Securities and Exchange Commission (“SEC”) filings.

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

Our liquidity needs to date have been satisfied through the payment of $25,000 from our Sponsor to purchase the Founder Shares (as defined in Note 6), and loan proceeds from our Sponsor of $300,000 under a promissory note provided prior to our Initial Public Offering (see Note 6). We repaid the promissory note of $300,000 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, our Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and additional loans from our Sponsor of $600,000.

Our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors intend, but are not obligated, to provide Working Capital Loans (as defined in Note 6) as needed to meet liquidity needs. In March 2021, we borrowed $300,000 under Working Capital Loans from the Sponsor. The note is still outstanding as of September 30, 2021.

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

See Note 6 to the unaudited condensed financial statements presented in Part 1 Item 1 for a description of the Agreements and the underlying promissory notes.

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

Under ASC 480-10-S99, we elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of shares of the redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

The calculation of weighted average shares of Class B common stock outstanding was reduced for an aggregate of 1,803,922 shares of Class B common stock (the “Contingent Founder Shares”) held by the Sponsor that are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 6).

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock as their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s balance sheet as of January 15, 2021, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatements were not yet identified.

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we are improving our review process for the application of complex accounting topics by enhancing access to accounting literature and identification of additional third-party professionals with whom to consult regarding complex accounting applications.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 17, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except for the below.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of the Company's Class A common stock. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Form 10-Q/A.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

We have taken measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Date: December 17, 2021	By:	/s/ Andrea Anigati (Kramer)
	Name:	Andrea Anigati (Kramer)
	Title:	Chief Executive Officer