Form 10-K
period 2021-12-31
Hamilton Lane Alliance Holdings I, Inc.
filed 2022-03-22
CIK 1826814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-39884

HAMILTON LANE ALLIANCE HOLDINGS I, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3019776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 Washington Street, Suite 1300
Conshohocken, PA	19428
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 934-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	HLAHU	The Nasdaq Stock Market LLC
Redeemable common stock included as part of the units	HLAH	The Nasdaq Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	HLAHW	The Nasdaq Stock Market LLC

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☐	☒

☐     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐ Yes ☒ No Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☒ Yes ☐ No Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

At June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the Registrant was approximately $269.1 million.

As of March 21, 2022, 27,600,000 shares of Class A common stock, $0.0001 par value, and 4,870,588 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

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

Our Sponsor is HL Alliance Holdings Sponsor LLC, an affiliate of Hamilton Lane Advisors, L.L.C., the managing member of which is Hamilton Lane Incorporated (Nasdaq: HLNE) (“Hamilton Lane”), a leading alternative investment management firm providing innovative private markets solutions to sophisticated investors around the world. Dedicated to private markets investing for 29 years, Hamilton Lane currently employs over 520 professionals operating in 19 offices throughout North America, Europe, Asia-Pacific and the Middle East. Hamilton Lane had approximately $852 billion in assets under management and supervision, composed of approximately $99 billion in discretionary assets and approximately $753 billion in advisory assets, as of December 31, 2021.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described in our Form 10-Q/A filed with the SEC on December 17, 2021, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021. See Part II. Item 9A “Controls and Procedures” included in this Annual Report.

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

A potential target's business could be affected by political instability, including relating to Ukraine and related sanctions or export controls imposed by the U.S., EU, UK, or other governments.

The ongoing conflict in Ukraine along with the responses of the governments of the United States, EU member states, the United Kingdom, and other nations have the potential to materially adversely affect a potential target business's operations or assets in or (direct or indirect) dealings with parties organized or located within Ukraine, Russia, and Belarus. Due to recent geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies may respond with countermeasures, which could further restrict the target business's operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy. Any of the foregoing could have a material adverse impact on a potential target business's financial condition, results of operations, or prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

We currently maintain our executive offices at 110 Washington St, Suite 1300, Conshohocken, PA 19428 and our telephone number is (610) 934-2222. Our website address is www.hlallianceholdings.com. We consider our current office space adequate for our current operations.

Item 3.   Legal Proceedings

None.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information

Our Units, Class A Common Stock and warrants are traded on Nasdaq under the symbols HLAHU, HLAH and HLAHW, respectively.

Holders

As of December 31, 2021, there was one holder of record of our Units, one holder of record of our Class A Common Stock, four holders of record of our Class B Common Stock and two holders of record of our warrants.

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

Item 6.   [Reserved]

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

Results of Operations

We have neither engaged in any operations nor generated any revenues from September 15, 2020 (inception) through December 31, 2021. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering.

For the year ended December 31, 2021, we had a net income of approximately $2.0 million, which consisted of $3.7 million in the change of fair value of derivative warrant liabilities and approximately $32,000 income from investments held in the Trust Account, partly offset by approximately $1.0 million of general and administrative expenses, approximately $459,000 of financing costs associated with issuance of the warrants, and $200,000 of franchise tax expenses,

For the period from September 15, 2020 (inception) through December 31, 2020, we had a net loss of approximately $6,000, which consisted of general and administrative expenses and franchise tax expenses.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $187,000 in cash and working capital of approximately $94,000, inclusive of $600,000 in loans payable to our Sponsor.

Prior to our Initial Public Offering, our liquidity needs to date have been satisfied through receipt of $25,000 from the sale of the founder shares to our Sponsor and a loan of $300,000 from our Sponsor under an unsecured promissory note provided. We fully repaid the unsecured promissory note of $300,00 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and loans from the Sponsor of $600,000.

Our Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans as needed to meet liquidity needs. On March 26, 2021 we entered into a promissory note with our Sponsor in the principal amount of up to $300,000 and on July 22, 2021, we entered an additional promissory note in the with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2.0 million from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. In March 2021, we borrowed $300,000, and in August 2021 we borrowed an additional $300,000 under these Agreements. As of December 31, 2021, the total balance of $600,000 was outstanding related to these Agreements, and $1.7 million was available under the $2.0 million promissory note. All unpaid principal under these Agreements will be due and payable in full on the effective date of the Business Combination.

See Note 5 to the financial statements in Part 2 Item 8 for a description of the Agreements and the underlying promissory notes.

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

However, in connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to complete a Business Combination by January 15, 2023, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

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

Related party loans

On September 22, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed $300,000 under the Note and fully repaid the Note on January 20, 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors intend, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 we had $600,000 of Working Capital Loans outstanding. As of December 31, 2020 there were no Working Capital Loans outstanding.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account on the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 27,600,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet. There was no Class A common stock issued or outstanding at December 31, 2020.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value, which approximates fair value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, on December 31, 2021. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement, on December 31, 2021.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) adjusted for the effects of a deemed dividend to Class A stockholders by the weighted average shares of common stock outstanding for the respective period.

The calculation of weighted average shares of Class B common stock outstanding was reduced for an aggregate of 1,803,922 shares of Class B common stock (the “Contingent Founder Shares”) held by the Sponsor that are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination.

We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,213,333 shares of common stock in the calculation of diluted loss per common share, because their exercise is contingent upon future events. As a result, diluted net loss per common share is the same as basic net loss per common stock for the periods presented.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Off-balance sheet arrangements; commitments and contractual obligations; quarterly results

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s balance sheet as of January 15, 2021, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the below.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Officers and Directors

Name	Age	Title
Hartley R. Rogers	62	Chairman of the Board of Directors
Andrea Kramer	53	Chief Executive Officer and Director
Atul Varma	48	Chief Financial Officer and Treasurer
Adam B. Shane	38	General Counsel and Secretary
Thomas Allingham	68	Director
Holly Flanagan	50	Director
Arlene Yocum	64	Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of March [xx], 2022 held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors that beneficially owns shares of our common stock; and
•	all our officers, directors and director nominees as a group.
•	As of March 21, 2022, 27,600,000 shares of Class A Common Stock and 4,870,588 shares of Class B Common Stock were issued and outstanding.

The following table is based on 32,470,588 shares of Common Stock of outstanding at March 21, 2022, of which 27,600,000 were Class A Common Stock and 4,870,588 were Class B Common Stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the Private Placement Warrants as those warrants are not exercisable within 60 days of March 21, 2022.

	Class A Common Stock		Class B Common Stock(2)
					Approximate
			Number of		Percentage of
		Approximate	Shares	Approximate	Outstanding
Name of	Number of Shares	Percentage	Beneficially	Percentage	Common
Beneficial Owner	Beneficially Owned	of Class	Owned	of Class	Stock
HL Alliance Holdings Sponsor LLC (1)	—	—	4,795,588	98.5%	14.8%
Hartley R. Rogers (1)	—	—	—	—	—
Andrea Kramer (1)	—	—	—	—	—
Atul Varma (1)	—	—	—	—	—
Adam B. Shane (1)	—	—	—	—	—
Thomas Allingham (1)	—	—	25,000	*	*
Holly Flanagan (1)	—	—	25,000	*	*
Arlene Yocum (1)	—	—	25,000	*	*
Wellington Management Group LLP (2)	3,202,085	11.6%	—	—	9.9%
Aristeia Capital L.L.C. (3)	1,999,998	7.25%	—	—	6.2%
Cantor Fitzgerald, L.P. (4)	1,525,598	5.5%	—	—	4.7%
Citadel Securities LLC (5)	1,452,083	5.3%	—	—	4.5%
Empyrean Capital Partners, LP (6)	1,450,000	5.3%	—	—	4.5%
All officers and directors as a group (7 individuals)	—	—	75,000	1.5%	*

*	Less than one percent.

(1) Unless otherwise noted, the business address of each of the above entities or individuals is 110 Washington St, Suite 1300, Conshohocken, PA 19428. Interests shown consist solely of founder shares. Such shares will automatically convert into shares of Class A Common Stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(2) Based on a Schedule 13G/A filed by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP with the SEC on February 14, 2022. Each of Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP has shared voting power over 2,880,156 shares and shared dispositive power over 3,202,085 shares. Wellington Management Company LLP has shared voting power over 2,837,223 shares and shared dispositive power over 3,049,400 shares. The principal business address for each of Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

(3) Based on a Schedule 13G filed by Aristeia Capital, L.L.C. with the SEC on February 14, 2022. The principal business address for Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(4) Based on a Schedule 13G filed by Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald, L.P., CF Group Management, Inc. and Howard W. Lutnick with the SEC on January 27, 2022. Each of Cantor Fitzgerald, L.P., CF Group Management, Inc. and Howard W. Lutnick have shared voting and dispositive power over 1,525,598 shares. Cantor Fitzgerald Securities has shared voting and dispositive power over 1,208,875 shares. Cantor Fitzgerald & Co. has shared voting and dispositive power over 316,723 shares. The principal business address for each of Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald, L.P., CF Group Management, Inc. and Howard W. Lutnick is 110 East 59th Street, New York, New York 10022.

(5) Based on a Schedule 13G/A filed by Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, Citadel Securities Group LP, Citadel Securities GP LLC and Mr. Kenneth Griffin. Each of Citadel Advisors LLC, Citadel Advisors Holdings LP and Citadel GP LLC has shared voting and dispositive power over 1,375,000 shares. Each of Citadel Securities LLC, Citadel Securities Group LP and Citadel Securities GP LLC has shared voting and dispositive power over 77,083 shares. Kenneth Griffin has shared voting and dispositive power over 1,452,083 shares. The principal business address for each of Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, Citadel Securities Group LP, Citadel Securities GP LLC and Mr. Kenneth Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(5) Based on a Schedule 13G filed by Empyrean Capital Partners, LP, Empyrean Capital Overseas Master Fund, Ltd. and Amos Meron with the SEC on January 25, 2021. Each of Empyrean Capital Partners, LP, Empyrean Capital Overseas Master Fund, Ltd. and Amos Meron has shared voting and dispositive power over the shares. The principal business address for each of Empyrean Capital Partners, LP, Empyrean Capital Overseas Master Fund, Ltd. and Amos Meron is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) to December 31, 2020 and of services rendered in connection with our Initial Public Offering, totaled $106,310 and $50,985, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from September 15, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm	F-Error! Bookmark not defined.
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholder’s Deficit for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7
(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The exhibits listed below are filed as part of this Form 10-K.

Exhibit number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2021 (File No. 001-39884))
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed on December 17, 2020 (File No. 333-251419))
4.1

Warrant Agreement, dated January 15, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2021 (File No. 001-39884))

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed on December 17, 2020 (File No. 333-251419))
4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed on December 17, 2020 (File No. 333-251419))
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A, filed on December 31, 2020 (File No. 333-251419))
4.5	Description of Registrant’s Securities
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

10.6*	Promissory Note issued in favor of HL Alliance Holdings Sponsor LLC, dated March 26, 2021
10.7

Promissory Note issued in favor of HL Alliance Holdings Sponsor LLC, dated July 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on July 26, 2021)

24.1	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March 2022.

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

Signature	Title	Date

/s/ Hartley R. Rogers	Chairman of the Board of Directors	March 22, 2022
Hartley R. Rogers

/s/ Andrea Anigati (Kramer)	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2022
Andrea Anigati (Kramer)

/s/ Atul Varma	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2022
Atul Varma

/s/ Adam B. Shane	General Counsel and Secretary	March 22, 2022
Adam B. Shane

/s/ Thomas Allingham	Director	March 22, 2022
Thomas Allingham

/s/ Holly Flanagan	Director	March 22, 2022
Holly Flanagan

/s/ Arlene Yocum	Director	March 22, 2022
Arlene Yocum

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Report of Independent Registered Public Accounting Firm	F-Error! Bookmark not defined.
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholder’s Equity (Deficit) for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 15, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Hamilton Lane Alliance Holdings I, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hamilton Lane Alliance Holdings I, Inc. (the “Company”) as of December 31, 2021 and 2020 the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and the period from September 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 15, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 22, 2022

PCAOB ID Number 100

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

BALANCE SHEETS

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$186,941	$200,526
Prepaid expenses	668,275	—
Total current assets	855,216	200,526

Investments held in Trust Account	276,009,220	—
Deferred offering costs associated with the initial public offering	—	468,114
Total assets	$276,864,436	$668,640

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$6,341	$14,324
Accrued expenses	95,914	331,172
Franchise tax payable	59,025	4,506
Working Capital Loan - related party	600,000	—
Note payable - related party	—	300,000
Total current liabilities	761,280	650,002
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	8,387,288	—
Total liabilities	18,808,568	650,002

Commitments & Contingencies (Note 6)

Class A common stock shares subject to possible redemption, $0.0001 par value; 27,600,000 and 0 at $10.00 per share as of December 31, 2021 and December 31, 2020, respectively	276,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or oustanding as of December 31, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 4,870,588 shares issued and oustanding as of December 31, 2021 and December 31, 2020 (1)	487	487
Additional paid-in capital	—	24,513
Accumulated deficit	(17,944,619)	(6,362)
Total stockholders’ equity (deficit)	(17,944,132)	18,638
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (deficit)	$276,864,436	$668,640
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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

STATEMENTS OF OPERATIONS

		Period from
		September 15, 2020
	For the Year Ended	(incpetion) through
	December 31, 2021	December 31, 2020
General and administrative expenses	$1,046,930	$1,856
Franchise tax expenses	200,000	4,506
Loss from operations	(1,246,930)	(6,362)

Other income (expense)
Change in fair value of derivative warrant liabilities	3,694,045	—
Financing costs associated with issuance of warrants	(459,419)	—
Income from investments held in Trust Account	31,559	—
Total other income	3,266,185	—
Net income (loss)	$2,019,255	$(6,362)

Weighted average number of Class A common stock	26,541,370	—
Basic and diluted net income (loss) per share, Class A	$(0.72)	$—

Weighted average number of Class B common stock	3,051,324	2,666,666
Basic and diluted net income (loss) per share, Class B (1)	$(0.72)	$(0.00)

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Deficit)

For the Year Ended December 31, 2021 and for the Period from September 15, 2020 (inception) through December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 15, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	4,870,588	487	24,513	—	25,000
Net loss	—	—	—	—	—	(6,362)	(6,362)
Balance - December 31, 2020	—	$—	4,870,588	$487	$24,513	$(6,362)	$18,638
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,258,667	—	3,258,667
Accretion to Class A common stock redemption amount	—	—	—	—	(3,283,180)	(19,957,512)	(23,240,692)
Net income	—	—	—	—	—	2,019,255	2,019,255
Balance - December 31, 2021	—	$—	4,870,588	$487	$—	$(17,944,619)	$(17,944,132)

(1)This number includes 1,803,922 shares of Class B Common Stock (up to 235,294 of which were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

STATEMENTS OF CASH FLOWS

		For the period from September
	For the year Ended	15, 2020 (inception) through
Cash Flows from Operating Activities:	December 31, 2021	December 31, 2020
Net income (loss)	$2,019,255	$(6,362)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,694,045)	—
Financing costs associated with issuance of warrants	459,419	—
Income from investments held in Trust Account	(31,559)	—
Changes in operating assets and liabilities:
Prepaid expenses	(668,275)	—
Franchise tax payable	54,519	4,506
Accounts payable	6,341	—
Accrued expenses	25,915	—
Net cash used in operating activities	(1,828,430)	(1,856)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(276,000,000)	—
Interest released from Trust Account	22,339	—
Net cash used in investing activities	(275,977,661)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	600,000	300,000
Payment of note payable to related party	(300,000)	—
Proceeds received from initial public offering, gross	276,000,000	—
Proceeds received from private placement	7,520,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Offering costs paid	(6,027,494)	(122,618)
Net cash provided by financing activities	277,792,506	202,382

Net change in cash	(13,585)	200,526

Cash - beginning of the period	200,526	—
Cash - end of the period	$186,941	$200,526

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000	$—
Deferred offering costs included in accrued expenses	$—	$331,172
Deferred offering costs included in accounts payable	$—	$14,324
Deferred underwriting commissions in connection with the initial public offering	$9,660,000	$—

The accompanying notes are an integral part of these financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021, relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust after its initial public offering and private placement described below.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $181,000 in cash and working capital of approximately $94,000, inclusive of a $600,000 in loans payable to the Company’s Sponsor.

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

The Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans (as defined in Note 5) as needed to meet liquidity needs. On March 26, 2021, the Company entered into a promissory note with its Sponsor in the principal amount of up to $300,000 and on July 22, 2021, the Company entered an additional promissory note in the with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2.0 million from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. In March 2021, the Company borrowed $300,000, and in August 2021 the Company borrowed an additional $300,000 under these Agreements (see Note 5). As of December 31, 2021, the total balance of $600,000 was outstanding related to these Agreements, and $1.7 million was available under the $2.0 million promissory note.

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

However, in connection with the Company's assessment of going concern considerations in accordance with FASB's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that if the Company is unable to complete a Business Combination by January 15, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2021 and 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in the Trust Account. At December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Working Capital Loan - Related Party

The Company has elected the fair value option to account for its working capital loan - related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan - related party on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's and, if applicable, an independent third-party valuation firm's own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). (See Note 8). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model (see Note 11). The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, on December 31, 2021. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement, on December 31, 2021.

Offering Costs Associated with The Initial Public Offering

Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering on January 15, 2021. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. There was no Class A common stock issued or outstanding at December 31, 2020.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) adjusted for the effects of a deemed dividend to Class A stockholders by the weighted average shares of common stock outstanding for the respective period.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock as their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021.

The following table reflects the calculation of basic and diluted net income (loss) per common share adjusted for the effects of a deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For the Year Ended
	December 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(19,033,279)	$(2,188,157)

Denominator:
Basic and diluted weighted average common shares outstanding	26,541,370	3,051,324

Basic and diluted net income (loss) per common share	$(0.72)	$(0.72)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021, with no impact upon adoption.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 5—Related Party Transactions

Founder Shares

On September 22, 2020, the Sponsor subscribed to purchase 14,375,000 shares of the Company’s Class B Common Stock, par value $0.0001 per share (the “Founder Shares”), and fully paid for those shares on September 23, 2020. Shares and the associated amounts reflect: (i) the reverse stock split of Class B Common Stock in October 2020, (ii) the forfeiture of 7,441,176 shares of Class B Common Stock by the Sponsor in December 2020, and (iii) the 6-to-5 stock split of Class B Common Stock in January 2021, resulting in an aggregate of 4,870,588 shares of Class B Common Stock outstanding. In November 2020, the Sponsor transferred 25,000 Founder Shares to each of the independent directors. The initial stockholders agreed to forfeit up to 400,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 15.0% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on January 15, 2021; thus, these 400,000 Founder Shares are no longer subject to forfeiture.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intended, but were not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On March 26, 2021, the Company entered into a promissory note with its Sponsor in the principal amount of up to $300,000 and on July 22, 2021, the Company entered an additional promissory note in the with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. These Working Capital Loans do not bear any interest. All unpaid principal under the Working Capital Loans is due and payable in full on the effective date of the Business Combination (the “Maturity Date”). Pursuant to the terms of the Agreements, the Company is not required to repay the Working Capital Loans if it fails to complete the Business Combination. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under this Working Capital Loans into warrants to purchase the Company’s Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. On March 26, 2021, the Company borrowed $300,000 from the Sponsor under such Working Capital Loans and on August 25, 2021, the Company borrowed an additional $300,000 under the additional promissory note. As of December 31, 2021, $600,000 was outstanding under the Agreements.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region on the industry and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7— Derivative Warrant Liabilities

As of December 31, 2021, there were 9,200,000 and 5,013,333 Public Warrants and Private Placement Warrants outstanding, respectively. As of December 31, 2020, there were no Public Warrants or Private Warrants outstanding.

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

NOTES TO FINANCIAL STATEMENTS

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

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

Note 8— Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 27,600,000 shares of Class A common stock outstanding subject to possible redemption.

As of December 31, 2021, Class A common stock reflected on the balance sheet is reconciled on the following table:

As of
December 31, 2021
Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(7,820,000)
Class A common stock issuance costs	(15,420,692)
Plus:
Accretion of carrying value to redemption value	23,240,692
Class A common stock subject to possible redemption	$276,000,000

Note 9—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 30, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity. (See Note 8). As of December 31, 2020, no shares of Class A common stock were issued or outstanding.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 22, 2020, the Sponsor subscribed to purchase 14,375,000 shares of Class B common stock, which was fully paid on September 23, 2020. Shares and the associated amounts reflected: (i) the reverse stock split of Class B common stock in October 2020, (ii) the forfeiture of 7,441,176 shares of Class B common stock by the Sponsor in December 2020, and (iii) the 6-to-5 stock split of Class B common stock in January 2020, resulting in an aggregate of 4,870,588 shares of Class B common stock outstanding. Of the 4,870,588 shares of Class B common stock outstanding, (i) an aggregate of up to 400,000 shares of Class B Common Stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 10% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering, and (ii)  1,803,922 shares of Class B common stock (up to 235,294 Contingent Founder Shares were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) held by the Sponsor are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5). The underwriter exercised its over-allotment option in full on January 15, 2021; thus, these 400,000 Founder Shares and 235,294 Contingent Founder Shares were no longer subject to forfeiture. As of December 31, 2021, there are 4,870,588 shares of Class B common stock including the 1,803,922 shares of Contingent Founder Shares subject to forfeiture.

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

Note 10—Income Taxes

The Company's taxable income primarily consists of interest income on the Trust Account. The Company's general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2020.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

The income tax provision (benefit) consists of the following for the year ended December 31, 2021:

Current
Federal	$—
State	—
Deferred
Federal	(255,228)
State	—
Valuation allowance	255,228
Income tax provision	$—

The Company’s net deferred tax assets are as follows as of December 31, 2021:

Deferred tax assets:
Start-up/Organization costs	$219,855
Net operating loss carryforwards	35,373
Total deferred tax assets	255,228
Valuation allowance	(255,228)
Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company's effective tax rate (benefit) is as follows for the year ended December 31, 2021:

Statutory Federal income tax rate	21.0%
Change in fair value of warrant liabilities	(33.6)%
Change in Valuation Allowance	12.6%
Income Taxes Benefit	—%

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
Money Market Funds	$276,009,220	$—	$—

Working capital loan - related party	$—	$—	$600,000
Derivative warrant liabilities	$5,428,920	$2,958,368	$—

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

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a likely modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company's traded warrants and from historical volatility of select peer company's common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to the expected term to exercise. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of January 15,
2021
Exercise price	$11.50
Expected life (in years)	1.0 - 6.0
Volatility	30.00%
Risk-free interest rate	0.19% - 0.67%
Dividend yield	—

The activity of derivative warrant liabilities for the period for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	12,081,333
Transfer of Public Warrants to Level 1 measurement	(7,820,000)
Transfer of Private Warrants to Level 2 measurement	(4,261,333)
Derivative warrant liabilities at December 31, 2021	$—

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.