Form 10-Q
period 2022-03-31
Hamilton Lane Alliance Holdings I, Inc.
filed 2022-05-12
CIK 1826814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, 27,600,000 Class A common stock, par value $0.0001 per share, and 4,870,588 Class B common stock, par value $0.0001 per share, were issued and outstanding.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$35,981	$186,941
Prepaid expenses	559,557	668,275
Total current assets	595,538	855,216

Investments held in Trust Account	276,016,027	276,009,220
Total assets	$276,611,565	$276,864,436

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$14,423	$6,341
Accrued expenses	54,492	95,914
Franchise tax payable	48,825	59,025
Working Capital Loan - related party	675,000	600,000
Total current liabilities	792,740	761,280
Deferred underwriting commissions	9,660,000	9,660,000
Derivative warrant liabilities	3,837,600	8,387,288
Total liabilities	14,290,340	18,808,568

Commitments & Contingencies (Note 6)

Class A common stock shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	276,000,000	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 4,870,588 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (1)	487	487
Additional paid-in capital	—	—
Accumulated deficit	(13,679,262)	(17,944,619)
Total stockholders’ deficit	(13,678,775)	(17,944,132)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ deficit	$276,611,565	$276,864,436
(1)	This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF OPERATIONS(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$241,823	$325,726
Franchise tax expense	49,315	49,315
Loss from operations	(291,138)	(375,041)

Other income (expense)
Change in fair value of derivative warrant liabilities	4,549,688	2,274,133
Financing costs associated with issuance of warrants	—	(459,419)
Income from investments held in Trust Account	6,807	2,949
Total other income	4,556,495	1,817,663
Net income	$4,265,357	$1,442,622

Weighted average shares outstanding of Class A common stock	27,600,000	23,306,667
Basic and diluted net income (loss) per share, Class A	$0.14	$(0.83)

Weighted average shares outstanding of Class B common stock	3,066,666	3,004,444
Basic and diluted net income (loss) per share, Class B (1)	$0.14	$(0.83)
(1)	This number excludes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For The Three Months Ended March 31, 2022

	Common Stock						Total
	Class A		Class B (1)		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	(Deficit)
Balance - December 31, 2021	—	$—	4,870,588	$487	$—	$(17,944,619)	$(17,944,132)
Net income	—	—	—	—	—	4,265,357	4,265,357
Balance - March 31, 2022 (Unaudited)	—	$—	4,870,588	$487	$—	$(13,679,262)	$(13,678,775)

For The Three Months Ended March 31, 2021

	Common Stock						Total
	Class A		Class B (1)		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	4,870,588	$487	$24,513	$(6,362)	$18,638
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,258,667	—	3,258,667
Accretion to Class A common stock redemption amount	—	—	—	—	(3,283,180)	(19,957,512)	(23,240,692)
Net income	—	—	—	—	—	1,442,622	1,442,622
Balance — March 31, 2021 (Unaudited)	—	$—	4,870,588	$487	$—	$(18,521,252)	$(18,520,765)
(1)	This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,265,357	$1,442,622
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,549,688)	(2,274,133)
Financing costs associated with issuance of warrants	—	459,419
Income from investments held in Trust Account	(6,807)	(2,949)
Changes in operating assets and liabilities:
Prepaid expenses	108,718	(1,213,849)
Franchise tax payable	(10,200)	49,315
Accounts payable	8,082	157,675
Accrued expenses	28,578	—
Net cash used in operating activities	(155,960)	(1,381,900)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	75,000	300,000
Payment of note payable to related party	—	(300,000)
Proceeds received from initial public offering, gross	—	276,000,000
Proceeds received from private placement	—	7,520,000
Offering costs paid	(70,000)	(6,027,494)
Net cash provided by financing activities	5,000	277,492,506

Net change in cash	(150,960)	110,606

Cash - beginning of the period	186,941	200,526
Cash - end of the period	$35,981	$311,132

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions in connection with the initial public offering	$—	$9,660,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of organization and business operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust after its initial public offering and private placement described below.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $36,000 in cash and a working capital deficit of approximately $197,000, inclusive of $675,000 in loans payable to the Company’s Sponsor.

The Company’s liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $300,000 under a promissory note provided prior to its Initial Public Offering (see Note 5). The Company repaid the promissory note of $300,000 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and loans from the Sponsor of $675,000.

The Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans (as defined in Note 5) as needed to meet liquidity needs. On March 26, 2021, the Company entered into a promissory note with its Sponsor in the principal amount of up to $300,000 and on July 22, 2021, the Company entered into an additional promissory note with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2.0 million from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. In March 2021, the Company borrowed $300,000, in August 2021 the Company borrowed an additional $300,000, and in March 2022, the Company borrowed $75,000 under these Agreements (see Note 5). As of March 31, 2022 and December 31, 2021, $675,000 and $600,000, respectively, was outstanding related to these Agreements, leaving approximately $1.6 million available under the $2.0 million promissory note as of March 31, 2022. Based on the foregoing, management believes that the Company will have borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will use the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that if the Company is unable to complete a Business Combination by January 15, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 22, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in the Trust Account. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Working Capital Loan - Related Party

The Company has elected the fair value option to account for its working capital loan - related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan - related party on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”).The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). (See Note 7). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model (see Note 10). The fair value of Public Warrants issued in connection with the Initial Public Offering has been subsequently measured based on the listed market price of such warrants, a Level 1 measurement, on March 31, 2022. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement, on March 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock as their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share adjusted for the effects of a deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For the Three Months Ended March 31,
	2022
	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss) available to common stockholders	$3,838,821	$426,536

Denominator:
Basic and diluted weighted average common shares outstanding	27,600,000	3,066,666

Basic and diluted net income (loss) per common share	$0.14	$0.14

	For the Three Months Ended March 31,
	2021
	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss) available to common stockholders	$(19,279,656)	$(2,518,414)

Denominator:
Basic and diluted weighted average common shares outstanding	23,306,667	3,004,444

Basic and diluted net income (loss) per common share	$(0.83)	$(0.83)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement Warrants

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 5 - Related Party Transactions

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

Related Party Loans

On September 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. Prior to the Initial Public Offering, the Company borrowed $300,000 under the Note. The Company fully repaid the Note on January 20, 2021. After repayment, the Note was no longer available for borrowings.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intended, but were not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On March 26, 2021, the Company entered into a promissory note with

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

its Sponsor in the principal amount of up to $300,000 and on July 22, 2021, the Company entered an additional promissory note in the with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. These Working Capital Loans do not bear any interest. All unpaid principal under the Working Capital Loans is due and payable in full on the effective date of the Business Combination (the “Maturity Date”). Pursuant to the terms of the Agreements, the Company is not required to repay the Working Capital Loans if it fails to complete the Business Combination. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under this Working Capital Loans into warrants to purchase the Company’s Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. On March 26, 2021, the Company borrowed $300,000 from the Sponsor under such Working Capital Loans, on August 25, 2021, the Company borrowed an additional $300,000, and on March 1, 2022, the Company borrowed $75,000 under the additional promissory note. As of March 31, 2022 and December 31, 2021, $675,000 and $600,000, respectively, was outstanding under the Agreements.

Note 6 - Commitments and Contingencies

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, there were 9,200,000 and 5,013,333 Public Warrants and Private Placement Warrants outstanding, respectively.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8- Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock outstanding subject to possible redemption.

As of March 31, 2022 and December 31, 2021, the Class A common stock reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(7,820,000)
Class A common stock issuance costs	(15,420,692)
Plus:
Accretion of carrying value to redemption value	23,240,692
Class A common stock subject to possible redemption	$276,000,000

Note 9-Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity. (See Note 8).

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 22, 2020, the Sponsor subscribed to purchase 14,375,000 shares of Class B common stock, which was fully paid on September 23, 2020. Shares and the associated amounts reflected: (i) the reverse stock split of Class B common stock in October 2020, (ii) the forfeiture of 7,441,176 shares of Class B common stock by the Sponsor in December 2020, and (iii) the 6-to-5 stock split of Class B common stock in January 2020, resulting in an aggregate of 4,870,588 shares of Class B common stock outstanding. Of the 4,870,588 shares of Class B common stock outstanding, (i) an aggregate of up to 400,000 shares of Class B Common Stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 10% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering, and (ii) 1,803,922 shares of Class B common stock (up to 235,294 Contingent Founder Shares were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) held by the Sponsor are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5). The underwriter exercised its over-allotment option in full on January 15, 2021; thus, these 400,000 Founder Shares and 235,294

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Contingent Founder Shares were no longer subject to forfeiture. As of March 31, 2022 and December 31, 2021, there are 4,870,588 shares of Class B common stock including the 1,803,922 shares of Contingent Founder Shares subject to forfeiture.

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

Note 10-Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

March 31, 2022

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
Money Market Funds	$276,016,027	$—	$—

Working capital loan - related party	$—	$—	$675,000
Derivative warrant liabilities	$2,484,000	$1,353,600	$—

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
Money Market Funds	$276,009,220	$—	$—

Working capital loan - related party	$—	$—	$600,000
Derivative warrant liabilities	$5,428,920	$2,958,368	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in March 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement in March 2021 based on the observed price for Public Warrants. There were no transfers to/from Level 1, 2, and 3 during the three months ended March 31, 2022.

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

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than below.

On April 20, 2022, the Company borrowed $100,000 on its promissory note with its Sponsor to fund working capital needs.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

Our entire activity since inception through March 31, 2022, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended March 31, 2022, we had net income of approximately $4.3 million, which consisted of approximately $4.5 million in the change of fair value of derivative warrant liabilities and approximately $7,000 income from investments held in the Trust Account, partially offset by approximately $241,000 of general and administrative expenses and approximately $49,000 of franchise tax expense.

For the three months ended March 31, 2021, we had net income of approximately $1.4 million, which consisted of approximately $2.3 million in the change of fair value of derivative warrant liabilities and approximately $3,000 of income from investments held in the Trust Account, partially offset by approximately $459,000 of financing costs associated with the issuance of warrants, approximately $326,000 of general and administrative expenses and approximately $49,000 of franchise tax expense

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $36,000 in cash and working capital deficit of approximately $197,000, inclusive of $675,000 in loans payable to our Sponsor.

Prior to our Initial Public Offering, our liquidity needs to date have been satisfied through receipt of $25,000 from the sale of the founder shares to our Sponsor and a loan of $300,000 from our Sponsor under an unsecured promissory note provided. We fully repaid the unsecured promissory note of $300,00 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and loans from the Sponsor of $675,000.

Our Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans as needed to meet liquidity needs. On March 26, 2021 we entered into a promissory note with our Sponsor in the principal amount of up to $300,000 and on July 22, 2021, we entered an additional promissory note in the with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2.0 million from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. In March 2021, we borrowed $300,000, in August 2021 we borrowed an additional $300,000, and in March 2022, we borrowed $75,000 under these Agreements. As of March 31, 2022 and December 31, 2021, the total balance of $675,000 and $600,000, respectively, was outstanding related to these

Agreements, and $1.6 million was available under the $2.0 million promissory note as of March 31, 2022. All unpaid principal under these Agreements will be due and payable in full on the effective date of the Business Combination.

See Note 5 to the unaudited condensed financial statements in Part 1 Item 1 for a description of the Agreements and the underlying promissory notes.

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

However, in connection with our assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if we are unable to complete a Business Combination by January 15, 2023, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. We intend to complete a Business Combination before the mandatory liquidation date.

Management continues to evaluate the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region on the industry and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party loans

On September 22, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed $300,000 under the Note and fully repaid the Note on January 20, 2021. After repayment, the Note was no longer available for borrowings.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors intend, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021 we had $600,000 of Working Capital Loans outstanding.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2020, 27,600,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

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

All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model. The fair value of Public Warrants issued in connection with the Initial Public Offering has been subsequently measured based on the listed market price of such warrants, a Level 1 measurement, on March 31, 2022. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement.

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

Recent Accounting Pronouncements

Our management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-balance sheet arrangements; commitments and contractual obligations; quarterly results

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and qualitative disclosures about market risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s balance sheet as of January 15, 2021, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.

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

PART II – OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Date: May 12, 2022	By:	/s/ Andrea Anigati (Kramer)
	Name:	Andrea Anigati (Kramer)
	Title:	Chief Executive Officer