Form 10-Q
period 2022-06-30
Hamilton Lane Alliance Holdings I, Inc.
filed 2022-08-11
CIK 1826814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 9, 2022, 27,600,000 Class A common stock, par value $0.0001 per share, and 4,870,588 Class B common stock, par value $0.0001 per share, were issued and outstanding.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$143,711	$186,941
Prepaid expenses	381,338	668,275
Total current assets	525,049	855,216

Investments held in Trust Account	276,082,630	276,009,220
Total assets	$276,607,679	$276,864,436

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$2,203	$6,341
Accrued expenses	18,730	95,914
Franchise tax payable	18,687	59,025
Working Capital Loan - related party	950,000	600,000
Total current liabilities	989,620	761,280
Deferred underwriting commissions	9,660,000	9,660,000
Derivative warrant liabilities	1,220,925	8,387,288
Total liabilities	11,870,545	18,808,568

Commitments & Contingencies (Note 6)

Class A common stock shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at redemption value as of June 30, 2022 and December 31, 2021	276,000,000	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 4,870,588 shares issued and outstanding as of June 30, 2022 and December 31, 2021 (1)	487	487
Additional paid-in capital	—	—
Accumulated deficit	(11,263,353)	(17,944,619)
Total stockholders’ deficit	(11,262,866)	(17,944,132)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ deficit	$276,607,679	$276,864,436
(1)	This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF OPERATIONS(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$217,507	$242,836	$459,330	$568,562
Franchise tax expense	49,862	107,238	99,178	156,553
Loss from operations	(267,369)	(350,074)	(558,508)	(725,115)

Other income (expense)
Change in fair value of derivative warrant liabilities	2,616,675	(2,986,221)	7,166,363	(712,088)
Financing costs associated with issuance of warrants	—	—	—	(459,419)
Income from investments held in Trust Account	66,603	16,062	73,410	19,011
Total other income	2,683,278	(2,970,159)	7,239,773	(1,152,496)
Income (loss) before income taxes	2,415,909	(3,320,233)	6,681,265	(1,877,611)
Income tax expense	—	—	—	—
Net income (loss)	$2,415,909	$(3,320,233)	$6,681,265	$(1,877,611)

Weighted average shares outstanding of Class A common stock	27,600,000	27,600,000	27,600,000	25,465,193
Basic and diluted net income (loss) per share, Class A	$0.08	$(0.11)	$0.22	$(0.75)

Weighted average shares outstanding of Class B common stock	3,066,666	3,066,666	3,066,666	3,035,727
Basic and diluted net income (loss) per share, Class B (1)	$0.08	$(0.11)	$0.22	$(0.75)
(1)	This number excludes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For The Three and Six Months Ended June 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - December 31, 2021	—	$—	4,870,588	$487	$—	$(17,944,619)	$(17,944,132)
Net income	—	—	—	—	—	4,265,357	4,265,357
Balance - March 31, 2022 (unaudited)	—	—	4,870,588	487	—	(13,679,262)	(13,678,775)

Net income	—	—	—	—	—	2,415,909	2,415,909
Balance - June 30, 2022 (Unaudited)	—	$—	4,870,588	$487	$—	$(11,263,353)	$(11,262,866)

For The Three and Six Months Ended June 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - December 31, 2020	—	$—	4,870,588	$487	$24,513	$(6,362)	$18,638
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,258,667	—	3,258,667
Accretion to Class A common stock redemption amount	—	—	—	—	(3,283,180)	(19,957,512)	(23,240,692)
Net income	—	—	—	—	—	1,442,622	1,442,622
Balance - March 31, 2021 (Unaudited)	—	—	4,870,588	487	—	(18,521,252)	(18,520,765)
Net loss	—	—	—	—	—	(3,320,233)	(3,320,233)
Balance - June, 2021 (Unaudited)	—	$—	4,870,588	$487	$—	$(21,841,485)	$(21,840,998)
(1)	This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$6,681,265	$(1,877,611)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,166,363)	712,088
Financing costs associated with issuance of warrants	—	459,419
Income from investments held in Trust Account	(73,410)	(19,011)
Changes in operating assets and liabilities:
Prepaid expenses	286,937	(1,030,799)
Franchise tax payable	(40,337)	94,672
Accounts payable	(4,138)	7,335
Accrued expenses	(7,184)	37,001
Net cash used in operating activities	(323,230)	(1,616,906)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(276,000,000)
Interest released from Trust Account	—	—
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	350,000	300,000
Payment of note payable to related party	—	(300,000)
Proceeds received from initial public offering, gross	—	276,000,000
Proceeds received from private placement	—	7,520,000
Offering costs paid	(70,000)	(6,027,494)
Net cash provided by financing activities	280,000	277,492,506

Net change in cash	(43,230)	(124,400)

Cash - beginning of the period	186,941	200,526
Cash - end of the period	$143,711	$76,126

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions in connection with the initial public offering	$—	$9,660,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust after its initial public offering and private placement described below.

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

The Company will provide holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share), calculated as of two business days prior to the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity,” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 5) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

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

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $144,000 in cash and a working capital deficit of approximately $465,000, inclusive of $950,000 in loans payable to the Company’s Sponsor and approximately $19,000 of tax obligations that may be paid from income from investments held in the Trust Account.

The Company’s liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $300,000 under a promissory note provided prior to its Initial Public Offering (see Note 5). The Company repaid the promissory note of $300,000 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and loans from the Sponsor of $950,000.

The Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans (as defined in Note 5) as needed to meet liquidity needs. On March 26, 2021, the Company entered into a promissory note with its Sponsor in the principal amount of up to $300,000 and on July 22, 2021, the Company entered into an additional promissory note with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2.0 million from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination (see Note 5). As of June 30, 2022, $950,000 was outstanding related to these Agreements, leaving approximately $1.35 million available under the $2.0 million promissory note as of June 30, 2022.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in the Trust Account. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Working Capital Loan - Related Party

The Company has elected the fair value option to account for its working capital loan - related party with its Sponsor as defined and more fully described in Note 5. The primary reason for electing the fair value option is to provide better information on the financial liability amount given current market and economic conditions of the Company. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan - related party on the unaudited condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The warrants issued in connection with the Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). (See Note 7). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model (see Note 10). The fair value of Public Warrants issued in connection with the Initial Public Offering has been subsequently measured based on the listed market price of such warrants, a Level 1 measurement. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,600,000 shares of Class A common stock

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock as their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share adjusted for the effects of a deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$2,174,318	$241,591	$6,013,139	$668,126

Denominator:
Basic and diluted weighted average common shares outstanding	27,600,000	3,066,666	27,600,000	3,066,666

Basic and diluted net income per common share	$0.08	$0.08	$0.22	$0.22

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021		2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(2,988,210)	$(332,023)	$(19,087,629)	$(2,275,452)

Denominator:
Basic and diluted weighted average common shares outstanding	27,600,000	3,066,666	25,465,193	3,035,727

Basic and diluted net loss per common share	$(0.11)	$(0.11)	$(0.75)	$(0.75)

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intended, but were not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On March 26, 2021, the Company entered into a promissory note with

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

its Sponsor in the principal amount of up to $300,000 and on July 22, 2021, the Company entered an additional promissory note in the with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2.0 million from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. These Working Capital Loans do not bear any interest. All unpaid principal under the Working Capital Loans is due and payable in full on the effective date of the Business Combination (the “Maturity Date”). Pursuant to the terms of the Agreements, the Company is not required to repay the Working Capital Loans if it fails to complete the Business Combination. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under this Working Capital Loans into warrants to purchase the Company’s Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. On March 26, 2021, the Company borrowed $300,000 from the Sponsor under such Working Capital Loans, on August 25, 2021, the Company borrowed an additional $300,000, on March 1, 2022, the Company borrowed $75,000, on April 30, 2022 the Company borrowed $100,000 and on May 25, 2022 the Company borrowed $175,000 under the additional promissory note. As of June 30, 2022 and December 31, 2021, $950,000 and $600,000, respectively, was outstanding under the Agreements.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

Management continues to evaluate the impact of these risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 - Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, there were 9,200,000 and 5,013,333 Public Warrants and Private Placement Warrants outstanding, respectively.

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

Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except other than the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of the Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “- Warrants - Public Shareholders’ Warrants - Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of warrants for when the price per share of Class A Common Stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A common stock;
●	if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share (as adjusted) on the trading day before the Company sends the notice of redemption to the warrant holders;

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	if, and only if, the private placement warrants are also concurrently called for redemption on the same terms as the outstanding public warrants, as described above; and
●	if, and only if, there is an effective registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

Note 8- Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock outstanding subject to possible redemption.

As of June 30, 2022 and December 31, 2021, the Class A common stock reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(7,820,000)
Class A common stock issuance costs	(15,420,692)
Plus:
Accretion of carrying value to redemption value	23,240,692
Class A common stock subject to possible redemption	$276,000,000

Note 9-Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity. (See Note 8).

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 22, 2020, the Sponsor subscribed to purchase 14,375,000 shares of Class B common stock, which was fully paid on September 23, 2020. Shares and the associated amounts reflected: (i) the reverse stock split of Class B common stock in October 2020, (ii) the forfeiture of 7,441,176 shares of Class B common stock by the Sponsor in December 2020, and (iii) the 6-to-5 stock split of Class B common stock in January 2020, resulting in an aggregate of 4,870,588 shares of Class B common stock outstanding. Of the

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4,870,588 shares of Class B common stock outstanding, (i) an aggregate of up to 400,000 shares of Class B Common Stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 10% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering, and (ii) 1,803,922 shares of Class B common stock (up to 235,294 Contingent Founder Shares were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) held by the Sponsor are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5). The underwriter exercised its over-allotment option in full on January 15, 2021; thus, these 400,000 Founder Shares and 235,294 Contingent Founder Shares were no longer subject to forfeiture. As of June 30, 2022 and December 31, 2021, there are 4,870,588 shares of Class B common stock including the 1,803,922 shares of Contingent Founder Shares subject to forfeiture.

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

Note 10-Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

June 30, 2022

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
Money Market Funds	$276,082,630	$—	$—

Working capital loan - related party	$—	$—	$950,000
Derivative warrant liabilities	$790,280	$430,645	$—

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
Money Market Funds	$276,009,220	$—	$—

Working capital loan - related party	$—	$—	$600,000
Derivative warrant liabilities	$5,428,920	$2,958,368	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in March 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement in March 2021 based on the observed price for Public Warrants. There were no transfers to/from Level 1, 2, and 3 during the three and six months ended June 30, 2022.

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

The activity of the working capital loan – related party for the period for the six months ended June 30, 2022 is summarized as follows:

Working capital loan - related party at December 31, 2021	$600,000
Additional borrowing	75,000
Working capital loan - related party at March 31, 2022	675,000
Additional borrowing	275,000
Working capital loan - related party at June 30, 2022	$950,000

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

Results of Operations

Our entire activity since inception through June 30, 2022, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended June 30, 2022, we had net income of approximately $2.4 million, which consisted of approximately $2.6 million in the change of fair value of derivative warrant liabilities and approximately $67,000 of income from investments held in the Trust Account, partially offset by approximately $218,000 of general and administrative expenses and approximately $50,000 of franchise tax expense.

For the three months ended June 30, 2021, we had a net loss of approximately $3.3 million, which consisted of approximately $243,000 of general and administrative expenses and $107,000 of franchise tax expenses, and approximately $3.0 million in change of fair value of derivative warrant liabilities partially offset by approximately $16,000 of income from investments held in the Trust Account.

For the six months ended June 30, 2022, we had net income of approximately $6.7 million, which consisted of approximately $7.2 million in the change of fair value of derivative warrant liabilities and approximately $73,000 income from investments held in the Trust Account, partially offset by approximately $459,000 of general and administrative expenses and approximately $99,000 of franchise tax expense.

For the six months ended June 30, 2021, we had a net loss of approximately $2.6 million which consisted of approximately $459,000 of financing costs associated with issuance of warrants, $568,000 of general and administrative expenses $156,000 of franchise tax expenses, and $712,000 in change of fair value of derivative warrant liabilities, partly offset by an approximately $19,000 in income from investments held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $144,000 in cash and working capital deficit of approximately $465,000, inclusive of $950,000 in loans payable to the Company’s Sponsor and approximately $19,000 of tax obligations that may be paid from income from investments held in the Trust Account.

Prior to our Initial Public Offering, our liquidity needs to date have been satisfied through receipt of $25,000 from the sale of the founder shares to our Sponsor and a loan of $300,000 from our Sponsor under an unsecured promissory note provided. We fully repaid the unsecured promissory note of $300,00 on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and loans from the Sponsor of $950,000.

Our Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans as needed to meet liquidity needs. On March 26, 2021 we entered into a promissory note with our Sponsor in the principal amount of up to $300,000 and on July 22, 2021, we entered an additional promissory note in the with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2.0 million from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. As of June 30, 2022 $950,000 was outstanding under the Agreements, leaving approximately $1.1 million available under the $2.0 million promissory note as of June 30, 2022. All unpaid principal under these Agreements will be due and payable in full on the effective date of the Business Combination.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors intend, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021 we had $950,000 and $600,000, respectively, of Working Capital Loans outstanding.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account on the unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2020, 27,600,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the condensed balance sheet.

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

All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a likely modified Black-Scholes model. The fair value of Public Warrants issued in connection with the Initial Public Offering has been subsequently measured based on the listed market price of such warrants, a Level 1 measurement. Subsequently, the fair value of the Private Placement Warrants has been estimated based on the observed price for Public Warrants, a Level 2 measurement.

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

Off-balance sheet arrangements; commitments and contractual obligations; quarterly results

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2022.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

None.

Item 1A. Risk factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Date: August 11, 2022	By:	/s/ Andrea Anigati (Kramer)
	Name:	Andrea Anigati (Kramer)
	Title:	Chief Executive Officer