Form 10-Q
period 2022-09-30
Hamilton Lane Alliance Holdings I, Inc.
filed 2022-11-10
CIK 1826814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 27,600,000 Class A common stock, par value $0.0001 per share, and 4,870,588 Class B common stock, par value $0.0001 per share, were issued and outstanding.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$361,118	$186,941
Prepaid expenses	200,702	668,275
Total current assets	561,820	855,216

Investments held in Trust Account	276,591,774	276,009,220
Total assets	$277,153,594	$276,864,436

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$10,761	$6,341
Accrued expenses	24,220	95,914
Income tax payable	119,108	—
Franchise tax payable	29,099	59,025
Working Capital Loan - related party	950,000	600,000
Total current liabilities	1,133,188	761,280
Deferred underwriting commissions	9,660,000	9,660,000
Derivative warrant liabilities	839,336	8,387,288
Total liabilities	11,632,524	18,808,568

Commitments & Contingencies (Note 6)

Class A common stock shares subject to possible redemption, $0.0001 par value; 27,600,000 shares at $10.01 and $10.00 per share as of September 30, 2022 and December 31, 2021	276,298,757	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 4,870,588 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (1)	487	487
Additional paid-in capital	—	—
Accumulated deficit	(10,778,174)	(17,944,619)
Total stockholders’ deficit	(10,777,687)	(17,944,132)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ deficit	$277,153,594	$276,864,436
(1)	This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF OPERATIONS(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$239,935	$227,493	$699,264	$796,055
Franchise tax expense	50,411	(6,964)	149,589	149,589
Loss from operations	(290,346)	(220,529)	(848,853)	(945,644)

Other income (expense)
Change in fair value of derivative warrant liabilities	381,589	1,564,888	7,547,952	852,800
Financing costs associated with issuance of warrants	—	—	—	(459,419)
Income from investments held in Trust Account	811,801	5,672	885,211	24,683
Total other income (expense)	1,193,390	1,570,560	8,433,163	418,064
Income before income taxes	903,044	1,350,031	7,584,310	(527,580)
Income tax expense	119,108	—	119,108	—
Net income (loss)	$783,936	$1,350,031	$7,465,202	$(527,580)

Weighted average shares outstanding of Class A common stock	27,600,000	27,600,000	27,600,000	26,184,615
Basic and diluted net income (loss) per share, Class A	$0.02	$0.04	$0.24	$(0.81)

Weighted average shares outstanding of Class B common stock	3,066,666	3,066,666	3,066,666	3,046,153
Basic and diluted net income (loss) per share, Class B (1)	$0.02	$0.04	$0.24	$(0.81)
(1)	This number excludes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For The Three and Nine Months Ended September 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - December 31, 2021	—	$—	4,870,588	$487	$—	$(17,944,619)	$(17,944,132)
Net income	—	—	—	—	—	4,265,357	4,265,357
Balance - March 31, 2022 (unaudited)	—	—	4,870,588	487	—	(13,679,262)	(13,678,775)

Net income	—	—	—	—	—	2,415,909	2,415,909
Balance - June 30, 2022 (Unaudited)	—	—	4,870,588	487	—	(11,263,353)	(11,262,866)
Net income	—	—	—	—	—	783,936	783,936
Accretion to Class A common stock redemption amount	—	—	—	—	—	(298,757)	(298,757)
Balance - September 30, 2022 (Unaudited)	—	$—	4,870,588	$487	$—	$(10,778,174)	$(10,777,687)

For The Three and Nine Months Ended September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - December 31, 2020	—	$—	4,870,588	$487	$24,513	$(6,362)	$18,638
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,258,667	—	3,258,667
Accretion to Class A common stock redemption amount	—	—	—	—	(3,283,180)	(19,957,512)	(23,240,692)
Net income	—	—	—	—	—	1,442,622	1,442,622
Balance - March 31, 2021 (Unaudited)	—	—	4,870,588	487	—	(18,521,252)	(18,520,765)
Net loss	—	—	—	—	—	(3,320,233)	(3,320,233)
Balance - June 30, 2021 (Unaudited)	—	—	4,870,588	487	—	(21,841,485)	(21,840,998)
Net income	—	—	—	—	—	1,350,031	1,350,031
Balance - September 30, 2021 (Unaudited)	—	$—	4,870,588	$487	$—	$(20,491,454)	$(20,490,967)
(1)	This number includes 1,803,922 shares of Class B Common Stock held by the Sponsor that will be subject to forfeiture and transfer restrictions unless and until the trading price of Class A Common Stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	7,465,202	$(527,580)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,547,952)	(852,800)
Financing costs associated with issuance of warrants	—	459,419
Income from investments held in Trust Account	(885,211)	(24,683)
Changes in operating assets and liabilities:
Prepaid expenses	467,573	(846,119)
Accounts payable	4,420	9,000
Accrued expenses	(1,694)	57,655
Income tax payable	119,108	—
Franchise tax payable	(29,926)	4,108
Net cash used in operating activities	$(408,480)	$(1,721,000)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(276,000,000)
Interest released from Trust Account	302,657	22,339
Net cash provided by (used in) investing activities	302,657	(275,977,661)

Cash Flows from Financing Activities:
Proceeds from borrowings from Working Capital Loan - related party	350,000	600,000
Payment of note payable to related party	—	(300,000)
Proceeds received from initial public offering, gross	—	276,000,000
Proceeds received from private placement	—	7,520,000
Offering costs paid	(70,000)	(6,027,494)
Net cash provided by financing activities	280,000	277,792,506

Net change in cash	174,177	93,845

Cash - beginning of the period	186,941	200,526
Cash - end of the period	$361,118	$294,371

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions in connection with the initial public offering	$—	$9,660,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust after its initial public offering and private placement described below.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $361,000 in cash and a working capital deficit of approximately $571,000, inclusive of $950,000 in loans payable to the Company’s Sponsor and approximately $148,000 of tax obligations that may be paid from income from investments held in the Trust Account.

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

The Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans (as defined in Note 5) as needed to meet liquidity needs. On March 26, 2021, the Company entered into a promissory note with its Sponsor in the principal amount of up to $300,000 and on July 22, 2021, the Company entered into an additional promissory note with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2.0 million from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination (see Note 5). As of September 30, 2022, $950,000 was outstanding related to these Agreements, leaving approximately $1.05 million available under the $2.0 million promissory note as of September 30, 2022.

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

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that if the Company is unable to complete a Business Combination by January 15, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to continue to search for and seek a Business Combination before the mandatory liquidation date.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in the Trust Account. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and income tax payable, franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 27,600,000 shares of Class A common stock

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 shares of common stock as their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share adjusted for the effects of a deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$436,661	$48,518	$6,718,682	$746,520

Denominator:
Basic and diluted weighted average common shares outstanding	27,600,000	3,066,666	27,600,000	3,066,666

Basic and diluted net income per common share	$0.02	$0.02	$0.24	$0.24

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$1,215,028	$135,003	$(21,291,368)	$(2,476,904)

Denominator:
Basic and diluted weighted average common shares outstanding	27,600,000	3,066,666	26,184,615	3,046,153

Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.81)	$(0.81)

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intended, but were not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On March 26, 2021, the Company entered into a promissory note with its Sponsor in the principal amount of up to $300,000 and on July 22, 2021, the Company entered an additional promissory note in the with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2.0 million from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. These Working Capital Loans do not bear any interest. All unpaid principal under the Working Capital Loans is due and payable in full on the effective date of the Business Combination (the “Maturity Date”). Pursuant to the terms of the Agreements, the Company is not required to repay the Working Capital Loans if it fails to complete the Business Combination. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under this Working Capital Loans into warrants to purchase the Company’s Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. On March 26, 2021, the Company borrowed $300,000 from the Sponsor under such Working Capital Loans, on August 25, 2021, the Company borrowed an additional $300,000, on March 1, 2022, the Company borrowed $75,000, on April 30, 2022 the Company borrowed $100,000 and on May 25, 2022 the Company borrowed $175,000 under the additional promissory note. As of September 30, 2022 and December 31, 2021, $950,000 and $600,000, respectively, was outstanding under the Agreements.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 7 - Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, there were 9,200,000 and 5,013,333 Public Warrants and Private Placement Warrants outstanding, respectively.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except other than the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price (the “closing price”) of the Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “- Warrants - Public Shareholders’ Warrants - Anti-dilution Adjustments”) for any 20 trading days within a 30-

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Note 8- Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock outstanding subject to possible redemption.

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2022 and December 31, 2021, the Class A common stock reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(7,820,000)
Class A common stock issuance costs	(15,420,692)
Plus:
Accretion of carrying value to redemption value	23,240,692
Class A common stock subject to possible redemption, December 31, 2021	276,000,000
Accretion to Class A common stock redemption amount	298,757
Class A common stock subject to possible redemption - September 30, 2022	$276,298,757

Note 9-Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity. (See Note 8).

Class B Common Stock—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 22, 2020, the Sponsor subscribed to purchase 14,375,000 shares of Class B common stock, which was fully paid on September 23, 2020. Shares and the associated amounts reflected: (i) the reverse stock split of Class B common stock in October 2020, (ii) the forfeiture of 7,441,176 shares of Class B common stock by the Sponsor in December 2020, and (iii) the 6-to-5 stock split of Class B common stock in January 2020, resulting in an aggregate of 4,870,588 shares of Class B common stock outstanding. Of the 4,870,588 shares of Class B common stock outstanding, (i) an aggregate of up to 400,000 shares of Class B Common Stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 10% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering, and (ii) 1,803,922 shares of Class B common stock (up to 235,294 Contingent Founder Shares were subject to forfeiture by the Sponsor if the over-allotment option was not exercised in full or in part by the underwriters) held by the Sponsor are subject to forfeiture and transfer restrictions unless and until the trading price of Class A common stock exceeds certain price thresholds during specified periods of time following the closing of the Initial Business Combination (see Note 5). The underwriter exercised its over-allotment option in full on January 15, 2021; thus, these 400,000 Founder Shares and 235,294 Contingent Founder Shares were no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, there are 4,870,588 shares of Class B common stock including the 1,803,922 shares of Contingent Founder Shares subject to forfeiture.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 10-Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

September 30, 2022

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
Money Market Funds	$276,591,774	$—	$—

Working capital loan - related party	$—	$—	$950,000
Derivative warrant liabilities	$540,040	$299,296	$—

December 31, 2021

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
Money Market Funds	$276,009,220	$—	$—

Working capital loan - related party	$—	$—	$600,000
Derivative warrant liabilities	$5,428,920	$2,958,368	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in March 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurement in March 2021 based on the observed price for Public Warrants. There were no transfers to/from Level 1, 2, and 3 during the three and nine months ended September 30, 2022.

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

The activity of the working capital loan – related party for the period for the nine months ended September 30, 2022 is summarized as follows:

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

Results of Operations

Our entire activity since inception through September 30, 2022, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended September 30, 2022, we had net income of approximately $784,000, which consisted of approximately $382,000 million in the change of fair value of derivative warrant liabilities and approximately $812,000 of income from investments held in the Trust Account, partially offset by approximately $240,000 of general and administrative expenses, approximately $50,000 of franchise tax expense, and approximately $119,000 in income tax expense.

For the three months ended September 30, 2021, we had a net income of approximately $1.4 million, which consisted of approximately $6,000 income from investments held in the Trust Account,  $1.5 million in the change of fair value of derivative warrant liabilities, and approximately $7,000 of a reversal of franchise tax expense, which was partially offset by approximately $227,000 of general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $7.5 million, which consisted of approximately $7.5 million in the change of fair value of derivative warrant liabilities and approximately $885,000 income from investments held in the Trust Account, partially offset by approximately $699,000 of general and administrative expenses, approximately $150,000 of franchise tax expense, and approximately $119,000 in income tax expense.

For the nine months ended September 30, 2021, we had a net loss of approximately $528,000, which consisted of approximately $459,000 of financing costs associated with issuance of the warrants, $796,000 of general and administrative expenses and $150,000 of franchise tax expense, partly offset by an approximate $25,000 of income from investments held in the Trust Account and $853,000 in the change of fair value of derivative warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $361,000 in cash and working capital deficit of approximately $571,000, inclusive of $950,000 in loans payable to the Company’s Sponsor and approximately $148,000 of tax obligations that may be paid from income from investments held in the Trust Account.

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

Our Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated, to provide Working Capital Loans as needed to meet liquidity needs. On March 26, 2021 we entered into a promissory note with our Sponsor in the principal amount of up to $300,000 and on July 22, 2021, we entered an additional promissory note in the with the Sponsor, (collectively, the “Agreements”), pursuant to which the Company may borrow up to $2.0 million from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. As of September 30, 2022 $950,000 was outstanding under the Agreements, leaving approximately $1.05 million available under the $2.0 million promissory note as of September 30, 2022. All unpaid principal under these Agreements will be due and payable in full on the effective date of the Business Combination.

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

However, in connection with our assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if we are unable to complete a Business Combination by January 15, 2023, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. We intend to continue to search for and seek a Business Combination before the mandatory liquidation date.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors intend, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021 we had $950,000 and $600,000, respectively, of Working Capital Loans outstanding.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2020, 27,600,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the condensed balance sheet.

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

Off-balance sheet arrangements; commitments and contractual obligations; quarterly results

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

A new U.S. federal excise tax could be imposed on us in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. Because we may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax; however, no guidance has been issued to date. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination or otherwise, would depend on a number of factors, including (i) the structure of a Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination or otherwise, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or a reduction in the cash available for a redemption of the Public Shares in connection with a Business Combination or otherwise.

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

HAMILTON LANE ALLIANCE HOLDINGS I, INC.

Date: November 10, 2022	By:	/s/ Andrea Anigati (Kramer)
	Name:	Andrea Anigati (Kramer)
	Title:	Chief Executive Officer